Form 10-Q
period 2006-03-31
PQ CORP
filed 2006-06-23
CIK 1329364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-

PQ CORPORATION

(Exact name of registrant as specified in our charter)

Pennsylvania	23-0972750
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1200 West Swedesford Road	19312
Berwyn, Pennsylvania	(Zip Code)
(Address of principal executive offices)

(610) 651-4200

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☐   No   ☒

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer   ☐      Accelerated filer   ☐      Non-accelerated filer   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐   No   ☒

As of June 23, 2006, the number of shares outstanding of the registrant’s common stock, par value $0.50 per share, was 1 share.

INDEX

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Item 4.	Controls and Procedures

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds
Item 3.	Defaults upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits
Signatures

PART I.
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PQ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	Successor
	March 31,	December 31,
	2006	2005

ASSETS
Cash and cash equivalents	$11,469	$22,972
Receivables, net	102,819	90,714
Inventories	96,317	84,239
Prepaid and other current assets	30,030	38,333

Total current assets	240,635	236,258

Investments in affiliated companies	65,455	64,417
Property, plant and equipment, net	317,171	318,337
Goodwill	233,301	234,483
Tradenames	53,000	53,000
Other intangible assets, net	71,145	77,650
Other long-term assets	38,335	45,728

Total assets	$1,019,042	$1,029,873

LIABILITIES AND STOCKHOLDERS’ EQUITY
Revolver, notes payable and current maturities of long-term debt	$43,468	$26,689
Cash overdraft	7,621	9,957
Accounts payable	52,320	51,302
Accrued liabilities	43,860	53,978

Total current liabilities	147,269	141,926

Long-term debt	632,848	633,821
Deferred income taxes	119,989	127,806
Other long-term liabilities	76,775	74,714
Minority interest in equity of subsidiaries	5,073	5,047
Commitments and contingencies
Stockholders’ equity	37,088	46,559

Total liabilities and stockholders’ equity	$1,019,042	$1,029,873

See accompanying notes to condensed consolidated financial statements.

PQ CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(unaudited)

	Successor		Predecessor
	Three months	Seven weeks	Six weeks
	ended	ended	ended
	March 31,	March 31,	February 11,
	2006	2005	2005

Sales	$166,742	$75,213	$64,195
Cost of goods sold	131,566	66,181	48,576

Gross profit	35,176	9,032	15,619

Selling, general and administrative expenses	18,727	16,672	11,221
Other operating expense	4,635	16,630	12,267

Operating income (loss)	11,814	(24,270)	(7,869)

Equity in net income (loss) of affiliated companies	3,418	4,159	(265)
Interest expense, net	12,640	5,351	771
Other (income) expense	(207)	7,105	356

Income (loss) before income taxes and minority interest	2,799	(32,567)	(9,261)

Provision (benefit) for income taxes	1,979	(4,482)	(2,522)
Minority interest	118	72	59

Net income (loss)	$702	$(28,157)	$(6,798)

See accompanying notes to condensed consolidated financial statements.

PQ CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Successor		Predecessor
	Three months	Seven weeks	Six weeks
	ended	ended	ended
	March 31,	March 31,	February 11,
	2006	2005	2005

Net cash used for operating activities	$(20,842)	$(33,010)	$(6,965)

Cash flows from investing activities:
Purchases of property, plant and equipment	(5,870)	(3,089)	(2,358)
Merger consideration	—	(626,000)	—
Merger costs, capitalized	—	(6,485)	—

Net cash used for investing activities	(5,870)	(635,574)	(2,358)

Cash flows from financing activities:
Revolvers, notes payable and cash overdrafts, net	17,240	(1,890)	44,857
Issuance of long-term debt	—	335,000	—
Issuance of senior notes	—	275,000	—
Debt acquisition costs	—	(16,503)	—
Repayments of long-term debt	(1,300)	(114,524)	—
Proceeds from issuances of treasury stock	—	—	1,161
Purchases of stock	—	—	(47)
Equity contribution	—	163,600	—
Dividend distribution	(880)	—	—

Net cash provided by financing activities	15,060	640,683	45,971

Effect of exchange rate changes on cash	149	456	(700)

Net change in cash and cash equivalents	(11,503)	(27,445)	35,948

Cash and cash equivalents at beginning of period	22,972	48,757	12,809

Cash and cash equivalents at end of period	$11,469	$21,312	$48,757

See accompanying notes to condensed consolidated financial statements.

PQ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)
(unaudited)

1. Background and Basis of Presentation:

On December 15, 2004, PQ Corporation (“Company”) and Niagara Acquisition, Inc. and its parent company, Niagara Holdings, Inc. (“Holdings”), entered into an Agreement and Plan of Merger, pursuant to which Niagara Acquisition, Inc. merged with and into PQ Corporation, with PQ Corporation continuing as the surviving entity and a wholly-owned subsidiary of Holdings (the “Merger”). Holdings is a Delaware corporation, a substantial majority of the outstanding capital stock of which is owned by JPMorgan Partners LP and its affiliates and Peak Investments, LLC (“Sponsors”). The Merger was consummated on February 11, 2005. The total merger consideration paid, excluding fees and expenses, consisted of the stated purchase price of $626,000 and capitalized acquisition costs of $6,485.

In connection with the Merger, substantially all existing debt of the Company, $120,849 as of February 11, 2005, was repaid, including interest and make-whole payments of $5,185 for the early retirement of debt. The Merger was financed through borrowings under a $335,000 term loan, the issuance of $275,000 of senior subordinated notes, a $163,600 equity contribution from the Sponsors and existing cash on hand.

The Company refers to the Merger and the related financings described above, collectively, as the Transactions. For purposes of identification and description, the Company is referred to as the Predecessor for the period prior to the Transactions on February 11, 2005, and the Successor for the periods subsequent to the Transactions.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. The year-end condensed consolidated balance sheet was derived from the audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments of a normal and recurring nature necessary to present fairly the financial position and results of operations have been included. The results of operations are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2005.

2. Business Combination:

Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” govern the accounting and reporting for business combinations. SFAS No. 141 requires all business combinations to be accounted for using the purchase method of accounting. SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives will not be amortized, but will be tested for impairment on at least an annual basis. The Successor has accounted for the Transactions in accordance with these standards. The Merger was treated as a purchase with Holdings, whose sole asset is its investment in the common stock of the Company, as the accounting acquirer in accordance with SFAS No. 141.

Immediately prior to closing, pursuant to their original terms, all of the Predecessor’s outstanding stock options and awards vested and the Predecessor exercised its option to purchase, at fair value, all of the shares of common stock to be acquired by exercise of options and awards held by employees pursuant to the Stock Option and Award Plan. As a result, immediately before the Transactions, compensation expense of approximately $2,400 was recorded in selling, general and administrative expenses in the Consolidated Statement of Operations for the six weeks ended February 11, 2005 for the unvested portion of the options and awards.

The closing of the Transactions represented a change in control under certain executives’ employment agreements. As a result, the Company recorded a charge in other operating expense of approximately $5,600 for severance provided to certain executives terminated before the closing of the Transactions in the Predecessor’s Statement of Operations. In addition, the Successor was required to pay $3,929 pursuant to these agreements to executives who resigned subsequent to the Transactions and recorded a charge for such amount in the Successor’s Consolidated Statement of Operations for the seven week period ended March 31, 2005.

The Company incurred other costs relating to the Transactions, primarily for Sponsor fees, broker fees, legal and consulting of approximately $6,158 and $11,213 that were recorded in other operating expense for the six week period ended February 11, 2005 and seven week period ended March 31, 2005, respectively.

The table below summarizes the allocation of the total cost of the Merger to the assets acquired and liabilities assumed. The purchase price was allocated first to tangible and identifiable intangible assets acquired and liabilities assumed based upon their estimated fair values. The remaining excess of the purchase price over the fair value of assets acquired and liabilities assumed was then recorded as goodwill.

Net cash paid to acquire stock	$626,000
Transaction costs, capitalized	6,485
Total purchase price	$632,485

The purchase price was allocated as follows:
Cash	$48,757
Receivables	91,813
Inventories	98,298
Prepaid and other current assets	16,385
Property, plant and equipment	336,344
Investments in affiliated companies	68,719
Goodwill	233,301
Other intangible assets	157,595
Other assets	30,805
Fair value of assets acquired	1,082,017
Current liabilities	(176,954)
Long-term debt	(80,665)
Deferred income taxes	(101,403)
Other liabilities	(90,510)
Purchase price	$632,485

The Company believes that its leading market positions and diverse range of industrial, consumer and governmental applications in which its products are used were the primary reasons that contributed to a total purchase price that resulted in the recognition of goodwill. The total other intangible assets amounted to $157,595, of which $53,000 was assigned to trade names that are not subject to amortization. In addition, total other intangible assets included $3,338 of capitalized in-process research and development that was immediately written off to selling, general and administrative expenses in the Successor’s Statement of Operations.

In accordance with the requirements of the purchase method of accounting for acquisitions, inventories as of February 11, 2005 were recorded at net realizable value (which is defined as estimated selling prices less the sum of (a) costs of disposal and (b) a reasonable profit allowance for the selling effort of the acquiring entity) which, in the case of finished products, was $24,555 higher than the Predecessor’s historical manufacturing cost. The Successor’s cost of products sold for the seven weeks ended March 31, 2005 includes a pre-tax charge of $6,812 relating to the step-up of finished product sold during the period.

In addition, certain raw material inventory purchased under favorable supply agreements was revalued to fair market value, which was $2,473 higher than historical cost. The Successor’s cost of products sold for the seven weeks ended March 31, 2005 includes a pre-tax charge of $888 relating to the step-up of raw materials used in finished products sold during the period.

In May 2005, management finalized plans to terminate certain employees in the United States and at certain foreign subsidiaries. Employees terminated under this plan are entitled to receive severance pay and benefits totaling approximately $5,200 which was included in accrued liabilities in the opening balance sheet of the Successor. Cash expenditures toward this program of $467 were made during the three months ended March 31, 2006 and charged against the reserve. Substantially all payments related to the remaining reserve of $1,623 should be completed by December 31, 2006.

3. Pro Forma Information:

The following schedule includes statements of operations data for the prior year unaudited results as if the Transactions had occurred on January 1, 2005. The pro forma information includes the actual results with adjustments for the pro forma effect of the change in interest expense related to the changes in capital structure resulting from the financings discussed in Note 8, purchase accounting adjustments resulting in changes to depreciation and amortization expenses, the revaluation of inventory to fair market value, amortization of the step up of investment in affiliates and the reduction in pension and postretirement benefit expense resulting from the elimination of the unamortized actuarial losses and prior service costs and the unamortized transition obligation.

The unaudited pro forma information is provided for illustrative purposes only. It does not purport to represent what the results of operations would have been had the Transactions occurred on the date indicated above, nor does it purport to project the results of operations for any future period.

Pro forma three months ended March 31, 2005
Net sales	$139,408
Net loss	(13,562)

Included in the net loss for the pro forma three months ended March 31, 2005 were pre-tax charges of $9,786 for the amortization of inventory revalued in purchase accounting, $3,338 for the write-off of acquired in-process research and development, and $2,097 for amortization of favorable raw materials supply contracts.

4. Comprehensive (Loss) Income:

The following table summarizes comprehensive (loss) income, net of tax:

	Successor		Predecessor
	Three months ended March 31, 2006	Seven weeks ended March 31, 2005	Six weeks ended February 11, 2005
Net income (loss)	$702	$(28,157)	$(6,798)

Gains (losses) in fair values of derivatives qualifying as hedges	(9,733)	6,497	785
Foreign currency translation adjustments	412	(1,963)	(4,676)
Comprehensive (loss) income	$(8,619)	$(23,623)	$(10,689)

5. Inventories:

Inventories were classified and valued as follows:

	March 31, 2006	December 31, 2005
Finished products and work in process	$72,759	$64,436
Raw materials	23,558	19,803
	$96,317	$84,239

Valued at lower of cost or market:
LIFO basis	59,127	50,864
FIFO basis	8,102	5,997
Average cost basis	29,088	27,378
	$96,317	$84,239

6. Property, Plant and Equipment:

A summary of property, plant and equipment, at cost, and related accumulated depreciation and depreciation expense is as follows:

	March 31, 2006	December 31, 2005
Land	$56,688	$57,148
Buildings	97,247	97,785
Machinery and equipment	190,816	188,836
Construction in progress	16,193	9,747
	360,944	353,516
Less: accumulated depreciation	43,773	35,179
	$317,171	$318,337

Depreciation expense was $10,227 for the three months ended March 31, 2006, $6,984 for the seven weeks ended March 31, 2005 and $4,290 for the six weeks ended February 11, 2005.

7. Other Intangible Assets:

Gross carrying amounts and accumulated amortization for intangible assets with estimable useful lives are as follows:

	Gross Amounts		Accumulated Amortization
	March 31, 2006	December 31, 2005	March 31, 2006	December 31, 2005
Formulations and product technology	$53,200	$53,200	$(4,987)	$(3,920)
Non compete agreements	3,900	3,900	(1,438)	(1,140)
Raw material contracts	43,648	43,648	(23,566)	(18,453)
Railcar leases	509	509	(121)	(94)
Total	$101,257	$101,257	$(30,112)	$(23,607)

The amortization periods for formulations and product technology, non-compete agreements and railcar leases are twelve years, three years and five years, respectively. The amortization period for raw material contracts is based on the terms of the contracts; the longest of which is three years in duration.

8. Long-term Debt:

The summary of long-term debt is as follows:

	March 31, 2006	December 31, 2005
Senior secured term loans with interest at 6.56% as of March 31, 2006	$361,499	$362,412
Senior subordinated notes due 2013	275,000	275,000
Revolving credit agreements	39,325	22,120
Other	492	978
	676,316	660,510
Less: current portion	(43,468)	(26,689)
	$632,848	$633,821

On February 11, 2005, the Company issued $275,000 of 7.5% senior subordinated notes due 2013 in transactions exempt from or not subject to registration under the Securities Act pursuant to Rule 144A under the Securities Act and received cash proceeds of $267,781 after deducting initial purchases discounts and expenses. The notes are senior subordinated obligations of the Company and rank junior to all other senior indebtedness of the Company that does not contain similar subordination provisions. The indenture relating to the notes contains various limitations on the Company’s ability to incur additional indebtedness, pay dividends, sell assets and create liens, among other things. Interest on the notes is payable on February 15 and August 15 of each year. No principal payments are required with respect to the notes prior to their final maturity. Effective January 10, 2006, the interest rate was increased 25 basis points to 7.75% as a result of missing the deadline for having a registration statement declared effective by the SEC. The interest rate on the notes reverted to 7.5% once the registration statement was declared effective by the SEC on May 12, 2006.

On February 11, 2005, the Company entered into a senior secured credit facility (“Senior Credit Facility”) having a term loan in the amount of $335,000 with a maturity date of February 11, 2012, and received cash proceeds of approximately $324,950 after deducting underwriting fees and expenses. As discussed below, the Senior Credit Facility was subsequently amended to provide for an additional $30,000 of term loan borrowings. Interest on the term loan is variable and is equal to LIBOR plus a margin of 2.0%. The Senior Credit Facility requires minimum quarterly principal payments of $917 on the term loan, as well as prepayments from all “net proceeds” received and “excess cash flow,” if applicable. In accordance with the Senior Credit Facility, net proceeds generally relate to proceeds received from the issuance or incurrence of certain indebtedness or proceeds received on the disposition of assets, adjusted for certain costs and expenses, and are payable promptly upon receipt subject, in the case of net proceeds from asset dispositions, to meeting the thresholds described below. Net proceeds prepayments in respect of asset dispositions are not payable unless they are in excess of certain minimum amounts, both on an individual basis for any given disposition and in the aggregate for dispositions that, individually, would not meet the threshold. Excess cash flow is to be calculated annually and is defined as earnings before interest, taxes, depreciation and amortization (“EBITDA”) adjusted for various expenditures and/or proceeds commencing with the 2005 fiscal year. Prepayments with respect to excess cash flow, if any, are to be made on an annual basis, with the first payment due March 31, 2006. The detailed calculations supporting those two prepayments are defined in the credit agreement. The Company has performed the calculation for fiscal year 2005 and determined that no excess payment is required. The remaining principal balance of the term loan is due upon maturity.

The Senior Credit Facility also provides for up to $100,000 in revolving credit borrowings. Borrowings under the revolving facility bear interest at a rate equal to the base or LIBOR rate elected by the Company at the time of borrowing plus a margin which can range from 0.75% to 2.25%, based on the rate elected and the consolidated leverage ratio of the Company. In addition, there is an annual commitment fee equal to 0.5% of the unused revolving credit borrowings available under the Senior Credit Facility. Revolving credit borrowings are payable at the option of the Company throughout the term of the Senior Credit Facility with the balance due February 11, 2011. There was $37,200 and $20,000 in outstanding revolving credit borrowings under the Senior Credit Facility as of March 31, 2006 and December 31, 2005, respectively.

In December 2005, the Company amended its Senior Credit Facility, the primary purpose of which was to permit the payment of a dividend to Holdings of $85,000. The amendment expands the Senior Credit facility to provide for an additional $30,000 of term loan borrowings and also permits the Company to dividend up to an additional $4,000 per year to Holdings, at the Company’s option, for the purpose of servicing the interest expense on the Holdings notes issued in the amount of $23,000. These Holdings notes are not guaranteed by the Company. In addition, the amendment provides for an increase to the effective interest rate on our Senior Credit Facility by 25 basis points in the event our debt rating is downgraded and stipulates a prepayment fee equal to 1.0% of certain voluntary prepayments made within one year of the effective date of the amendment with the proceeds of certain types of indebtedness and based on certain other conditions. The amendment does not change any of the other existing covenants in the Senior Credit Facility. Upon receipt of the dividend from the Company and the funding of the Holdings debt instrument, Holdings paid a dividend to its stockholders in an aggregate amount of $110,000.

9. Financial Instruments:

The Company has cross-currency interest rate swap agreements denominated in euros that mature in 2009 and in Canadian dollars that mature in 2010. These swap agreements are designated as a hedge of the net investment in our European and Canadian operations. The fair value of the net liability is recorded in other liabilities with a related offset to foreign currency translation adjustments, net of taxes. The contracts had a net liability balance of $9,004 and $6,753 as of March 31, 2006 and December 31, 2005, respectively. In the event the euro or Canadian dollar strengthens against the U.S. dollar the fair value of the liability will increase.

The Company is exposed to risks in energy costs due to fluctuations in energy prices, particularly natural gas. There is a hedging program in the United States which allows us to mitigate exposure to natural gas volatility with futures contracts. The futures contracts had a fair value of $15,188 and $30,950 at March 31, 2006 and December 31, 2005, respectively. Fair value is determined based on estimated amounts that would be received or paid to terminate the contracts at the reporting date based on quoted market prices of comparable contracts. The respective current and non-current balances are recorded in prepaid and other current assets and other long-term assets. The related gains or losses are recorded in stockholders’ equity as a component of other comprehensive income (loss), net of tax. Realized gains and losses on natural gas hedges are included in production costs and subsequently charged to cost of goods sold in the consolidated statements of income in the period in which inventory is sold.

10. Pension and Post Retirement Benefits:

Net periodic pension expense is as follows:

	U.S. and Canada			Other
	Successor		Predecessor	Successor		Predecessor
	Three months	Seven weeks	Six weeks	Three months	Seven weeks	Six weeks
	ended	ended	ended	ended	ended	ended
	March 31, 2006	March 31, 2005	February 11, 2005	March 31, 2006	March 31, 2005	February 11, 2005
Service cost	$(881)	$(494)	$(385)	$(800)	$(471)	$(377)
Interest cost	(1,778)	(1,034)	(830)	(350)	(172)	(167)
Expected return on assets	2,295	1,174	1,016	193	72	79
Net amortization	—	—	(288)	(4)	—	(59)
Net periodic expense	$(364)	$(354)	$(487)	$(961)	$(571)	$(524)

Net periodic retiree health cost is as follows:

	Successor		Predecessor
	Three months	Seven weeks	Six weeks
	ended	ended	ended
	March 31,	March 31,	February 11,
	2006	2005	2005
Service cost	$—	$(93)	$(51)
Interest cost	(157)	(144)	(127)
Net amortization	(33)	—	(28)
Net periodic expense	$(190)	$(237)	$(206)

The Company made contributions of $87 and $1,945 to the U.S. and Canadian pension plans and other pension plans, respectively, for the three months ended March 31, 2006. For the retiree health plans, the Company made payments of $414 for the three months ended March 31, 2006. In addition, the Company made contributions of approximately $439 to the 401(k) savings plan for the three months ended March 31, 2006.

11. Stock-based Compensation

The Company has historically accounted for stock-based compensation as prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosures.”  Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment”, which had no material effect on the financial statements.

Subsequent to the Transactions, Holdings adopted a restricted stock plan for which 19,800 shares of Holding’s Class A common stock were awarded to certain executives of the Company in 2005. There was no restricted stock activity in the current quarter. The weighted average grant date fair value of the restricted stock is $21.37 per share. The restricted stock vests as follows: 10% of each grant vests on February 11 in each year 2006 to 2010, subject to the executive’s continued service with the Company on such date and subject to 100% vesting upon the earlier of an initial public offering of stock by, or change of control of, Holdings, and subject to accelerated vesting upon certain specified events of termination of service; and the vesting of 50% of each grant is based on performance measures at the time of an initial public offering of stock by, or earlier change of control of, Holdings. Compensation expense for the awards was $26 for the three months ended March 31, 2006 and $14 for the seven weeks ended March 31, 2005. As of March 31, 2006, there was $203 of unrecognized compensation cost related to nonvested restricted stock which is expected to be recognized over a weighted average period of 1.88 years.

12. Income Taxes:

The effective tax provision rate of 70.7% on the Company’s consolidated pre-tax income for the three months ended March 31, 2006 differs from the U.S. statutory tax rate of 35.0% principally due to the U.S. tax effects on the earnings of non-U.S. subsidiaries. The Company considers all earnings of foreign subsidiaries to be available for repatriation to the U.S. and provides U.S. tax expense in anticipation of the repatriation of these earnings.

The Company has incurred a significant increase in interest expense from acquisition indebtedness in connection with the Transactions in 2005, substantially all of which is in the U.S. The increase in interest expense significantly limits the Company’s ability to use foreign tax credits to offset U.S. tax on dividends from foreign subsidiaries. In addition, the Company’s carryforward of its 2005 net operating loss to 2006 for U.S. federal income tax purposes further limits the use of foreign tax credits in 2006, and further increases the U.S. tax provision on 2006 earnings of foreign subsidiaries.

13. Commitments and Contingencies:

There is a risk of environmental impact in chemical manufacturing operations. The Company’s environmental policies and practices are designed to ensure compliance with existing laws and regulations and to minimize the possibility of significant environmental impact. The Company is also subject to various other lawsuits and claims with respect to matters such as governmental regulations, labor, and other actions arising out of the normal course of business. No accrual for these matters currently exists, with the exception of those listed below, because management believes that the liabilities resulting from such lawsuits and claims will not materially affect the results of operations, financial position or cash flow of the Company.

The Company is the defendant in a personal injury case which occurred in 1996. The case is still being litigated; however, in the fourth quarter of 2005 the Company accrued its best estimate of a potential settlement in the amount of $2,300. The Company believes its exposure caused by the claim is covered by insurance and as such, has recorded an offsetting receivable for recovery of this claim from the insurance carrier in prepaid and other current assets.

The Company is subject to various laws and regulations regarding emissions from its plant locations. These laws and regulations may limit the amount and types of emissions that can be released into the atmosphere. In 2003, following an incident at the Kansas City, Kansas plant in which an emission control device failed, we were issued a draft Consent Agreement from the Kansas Department of Health and Environment (“KDHE”) for operating the plant without such emission control device in place. In February 2006, the Company received a revised Consent Agreement and is currently negotiating with the KDHE regarding the settlement of this revised Consent Agreement. The Company has a reserve of $500 in accrued liabilities as of March 31, 2006 for estimated civil penalties.

The Company triggered the requirement of New Jersey’s Industrial Site Recovery Act (“ISRA”) statute as part of the due diligence performed in connection with the Transactions in December 2004. As required under ISRA, a General Information Notice with respect to our two New Jersey locations was filed with the New Jersey Department of Environmental Protection (“NJDEP”) in December 2004. Based on a preliminary review of the facilities by the NJDEP, the Company estimates that $500 will be required for additional contamination assessment and removal work at these facilities, and recorded a reserve for such amount as of December 31, 2005. There may be additional costs related to the remediation of these two facilities, but until further investigation takes place, the Company cannot reasonably estimate the amount of additional liability that may exist. However, the total costs for remediation of these two facilities are not expected to exceed $1,000.

14. Related Party Transactions:

The Company, J.P. Morgan Partners (BHCA), L.P. and its affiliates and Peak Investments, LLC, and Holdings entered into management agreements relating to the provision of certain financial and strategic advisory services and consulting services. The Company paid a one-time fee in the amount of $10,000 on February 11, 2005 for structuring the Transactions. Such payment was recorded in other operating expense for the seven week period ended March 31, 2005. In addition, the Company agreed to pay to the Sponsors a quarterly monitoring fee of $500 which commenced in 2006. The management agreement also provides for the reimbursement of any fees payable by Holdings for the maintenance of its corporate existence, corporate overhead expenses and for salaries and other compensation of certain employees who perform services for both Holdings and the Company.

15. Business Segments:

The Company’s reportable segments are organized based on the operating divisions within the Company:  Chemicals and Potters. Chemicals develops, manufactures and sells silicate-based specialty chemicals to mainly large industrial and consumer products companies. Potters manufactures highly engineered solid and hollow glass spheres that are mainly sold to contractors, governmental agencies and manufacturing companies.

The table below presents information about the reported segments:

	Successor		Predecessor
	Three months ended March 31, 2006	Seven weeks ended March 31, 2005	Six weeks ended February 11, 2005
Net Sales:
Chemicals	$122,950	$52,701	$48,264
Potters	43,792	22,512	15,931
Total	$166,742	$75,213	$64,195

Adjusted EBITDA (1):
Chemicals	$31,689	$14,492	10,290
Potters	7,764	3,663	2,771
Segments adjusted EBITDA	$39,453	$18,155	$13,061

(1)             Adjusted earnings before interest, income taxes, depreciation and amortization (“Adjusted EBITDA”) consists of EBITDA adjusted for items such as impairment charges, environmental and other expenses, purchase accounting impacts, severance and merger related costs. Management evaluates the performance of its segments and allocates resources based on several factors, of which the primary measure is Adjusted EBITDA. Adjusted EBITDA does not represent cash flow for periods presented and should not be considered as an alternative to net income as an indicator of the Company’s operating performance or as an alternative to cash flows as a source of liquidity. Adjusted EBITDA as defined by the Company may not be comparable with EBITDA or Adjusted EBITDA as defined by other companies.

A reconciliation from Segments Adjusted EBITDA to pre-tax income follows:

	Successor		Predecessor
	Three months ended March 31, 2006	Seven weeks ended March 31, 2005	Six weeks ended February 11, 2005

Segments adjusted EBITDA	$39,453	$18,155	$13,061
Less:
Interest expense, net	12,640	5,351	771
Depreciation and amortization	11,543	8,055	4,436
Loss (gain) on disposal of long-lived assets	23	(176)	—
Corporate expenses	4,186	3,114	2,857
Environmental and other	(45)	798	—
Write-off of in-process R&D	—	3,338	—
Amortization of raw materials contracts	5,139	—	—
Equity in earnings of affiliates step-up	298	128	—
Inventory step-up	—	7,700	—
Management advisory fees	500	—	—
Operational restructuring charges	2,410	3,887	5,604
Merger related costs	78	18,599	8,713
Minority interest	(118)	(72)	(59)
Income before taxes and minority interest	$2,799	$(32,567)	$(9,261)

16.    Guarantor and Nonguarantor Statements:

In connection with the Transactions described in Note 1 and as a part of the related financings, the Company issued $275,000 of 7.5% senior subordinated notes due 2013 in transactions exempt from or not subject to the Securities Act pursuant to Rule 144A and Regulation S under the Securities Act. The notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior indebtedness of the Company that does not contain similar subordination provisions, and guaranteed on a full, unconditional, joint and several basis by the Company’s 100% owned domestic subsidiaries.

The following consolidating financial information presents:

•                  Consolidating balance sheets as of March 31, 2006 and December 31, 2005 and the related statements of operations and cash flows for the three months ended March 31, 2006 and the seven weeks ended March 31, 2005 for the Successor and statements of operations and cash flows for the six weeks ended February 11, 2005 for the Predecessor.

•                  Elimination entries necessary to consolidate the Predecessor and Successor, with their respective guarantor subsidiaries and nonguarantor subsidiaries. The principal entries eliminate investments in subsidiaries and intercompany balances and transactions. Intercompany sales were not reported as part of the consolidating statements and, therefore, do not require elimination.

PQ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET - SUCCESSOR
March 31, 2006
(in thousands)
(unaudited)

	Parent company	Guarantor subsidiaries	Nonguarantor subsidiaries	Eliminations	Consolidated total
ASSETS
Cash and cash equivalents	$76	$267	$11,126	$—	$11,469
Receivables, net	34,074	14,675	54,070	—	102,819
Intercompany receivable	—	102,495	73,012	(175,507)	—
Inventories	24,760	34,643	36,914	—	96,317
Prepaid and other current assets	24,307	—	5,723	—	30,030
Total current assets	83,217	152,080	180,845	(175,507)	240,635

Investments in subsidiaries	379,271	113,240	—	(492,511)	—
Investments in affiliated companies	62,498	2,957	—	—	65,455
Property, plant and equipment, net	111,752	38,922	166,497	—	317,171
Goodwill	166,698	66,603	—	—	233,301
Tradenames	32,400	20,600	—	—	53,000
Other intangible assets, net	48,542	21,959	644	—	71,145
Other long-term assets	36,543	535	1,257	—	38,335
Total assets	$920,921	$416,896	$349,243	(668,018)	$1,019,042

LIABILITIES AND STOCKHOLDERS’ EQUITY
Revolvers, notes payable and current maturities of long-term debt	$40,852	$—	$2,616	$—	$43,468
Cash overdraft	5,198	2,111	312	—	7,621
Accounts payable	13,519	5,928	32,873	—	52,320
Intercompany payable	23,614	—	151,893	(175,507)	—
Accrued liabilities	26,893	6,181	10,786	—	43,860
Total current liabilities	110,076	14,220	198,480	(175,507)	147,269

Long-term debt	632,848	—	—	—	632,848
Deferred income taxes	87,704	23,405	8,880	—	119,989
Other long-term liabilities	53,205	—	23,570	—	76,775
Minority interest in equity of subsidiaries	—	—	5,073	—	5,073
Commitments and contingencies
Stockholders’ equity	37,088	379,271	113,240	(492,511)	37,088
Total liabilities and stockholders’ equity	$920,921	$416,896	$349,243	(668,018)	$1,019,042

PQ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET - SUCCESSOR
December 31, 2005
(in thousands)
(unaudited)

	Parent company	Guarantor subsidiaries	Nonguarantor subsidiaries	Eliminations	Consolidated total
ASSETS
Cash and cash equivalents	$4,542	$268	$18,162	$—	$22,972
Receivables, net	30,344	10,182	50,188	—	90,714
Intercompany receivable	—	109,874	—	(109,874)	—
Inventories	26,462	25,700	32,077	—	84,239
Prepaid and other current assets	33,408	198	4,727	—	38,333
Total current assets	94,756	146,222	105,154	(109,874)	236,258

Investments in subsidiaries	369,053	109,719	—	(478,772)	—
Investments in affiliated companies	61,432	2,985	—	—	64,417
Property, plant and equipment, net	116,924	34,547	166,866	—	318,337
Goodwill	167,880	66,603	—	—	234,483
Tradenames	32,400	20,600	—	—	53,000
Other intangible assets, net	52,957	22,458	2,235	—	77,650
Other long-term assets	41,957	378	3,393	—	45,728
Total assets	$937,359	$403,512	$277,648	$(588,646)	$1,029,873

LIABILITIES AND STOCKHOLDERS’ EQUITY
Revolvers, notes payable and current maturities of long-term debt	$23,652	$—	$3,037	$—	$26,689
Cash overdraft	5,829	1,641	2,487	—	9,957
Accounts payable	20,199	6,447	24,656	—	51,302
Intercompany payable	26,642	—	83,232	(109,874)	—
Accrued liabilities	36,234	2,966	14,778	—	53,978
Total current liabilities	112,556	11,054	128,190	(109,874)	141,926

Long-term debt	633,761	—	60	—	633,821
Deferred income taxes	93,508	23,405	10,893	—	127,806
Other long-term liabilities	50,975	—	23,739	—	74,714
Minority interest in equity of subsidiaries	—	—	5,047	—	5,047
Commitments and contingencies
Stockholders’ equity	46,559	369,053	109,719	(478,772)	46,559
Total liabilities and stockholders’ equity	$937,359	$403,512	$277,648	$(588,646)	$1,029,873

PQ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS - SUCCESSOR
For the three months ended March 31, 2006
(in thousands)
(unaudited)

	Parent company	Guarantor subsidiaries	Nonguarantor subsidiaries	Eliminations	Consolidated total

Sales	$69,442	$26,200	$71,100	$—	$166,742
Cost of goods sold	56,224	18,969	56,373	—	131,566

Gross profit	13,218	7,231	14,727	—	35,176

Selling, general and administrative expenses	8,676	2,719	7,332	—	18,727
Other operating expense (income)	4,195	453	(13)	—	4,635

Operating (loss) income	347	4,059	7,408	—	11,814

Equity in net income (loss) of affiliated companies	10,903	3,721	119	(11,325)	3,418
Interest expense (income), net	13,559	(2,654)	1,735	—	12,640
Other (income) expense	(531)	383	(59)	—	(207)

Income (loss) before taxes and minority interest	(1,778)	10,051	5,851	(11,325)	2,799

Provision (benefit) for income taxes	(2,480)	2,479	1,980	—	1,979
Minority interest	—	—	118	—	118
Net income (loss)	$702	$7,572	$3,753	$(11,325)	$702

PQ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS - SUCCESSOR
For the seven weeks ended March 31, 2005
(in thousands)
(unaudited)

	Parent	Guarantor	Nonguarantor		Consolidated
	company	subsidiaries	subsidiaries	Eliminations	total
Sales	$29,712	$8,685	$36,816	$—	$75,213
Cost of goods sold	22,908	6,549	36,724	—	66,181
Gross profit	6,804	2,136	92	—	9,032

Selling, general and administrative expenses	10,119	1,983	4,570	—	16,672
Other operating expense	16,148	350	132	—	16,630
Operating loss	(19,463)	(197)	(4,610)	—	(24,270)

Equity in net income (loss) of affiliated companies	3,105	(3,289)	87	4,256	4,159
Interest expense, net	5,169	—	182	—	5,351
Other expense (income)	8,948	(2,576)	733	—	7,105
Income (loss) before taxes and minority interest	(30,475)	(910)	(5,438)	4,256	(32,567)

Provision (benefit) for income taxes	(2,318)	64	(2,228)	—	(4,482)
Minority interest	—	—	72	—	72
Net (loss) income	$(28,157)	$(974)	$(3,282)	$4,256	$(28,157)

PQ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS - PREDECESSOR
For the six weeks ended February 11, 2005
(in thousands)
(unaudited)

	Parent	Guarantor	Nonguarantor		Consolidated
	company	subsidiaries	subsidiaries	Eliminations	total
Sales	$25,193	$7,445	$31,557	$—	$64,195
Cost of goods sold	19,177	5,526	23,873	—	48,576
Gross profit	6,016	1,919	7,684	—	15,619

Selling, general and administrative expenses	5,740	1,689	3,792	—	11,221
Other operating expense	12,142	12	113	—	12,267
Operating (loss) income	(11,866)	218	3,779	—	(7,869)

Equity in net income (loss) of affiliated companies	2,127	3,980	75	(6,447)	(265)
Interest expense (income), net	615	(930)	1,086	—	771
Other expense (income)	131	2,462	(2,237)	—	356
Income (loss) before taxes and minority interest	(10,485)	2,666	5,005	(6,447)	(9,261)

Provision (benefit) for income taxes	(3,687)	204	961	—	(2,522)
Minority interest	—	—	59	—	59
Net (loss) income	$(6,798)	$2,462	$3,985	$(6,447)	$(6,798)

PQ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS - SUCCESSOR
For the three months ended March 31, 2006
(in thousands)
unaudited)

	Parent	Guarantor	Nonguarantor		Consolidated
	company	subsidiaries	subsidiaries	Eliminations	total
Net cash (used) provided by operating activities	$(17,643)	$1,226	$(4,425)	$—	$(20,842)

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,599)	(2,126)	(2,145)	—	(5,870)
Net cash used for investing activities	(1,599)	(2,126)	(2,145)	—	(5,870)

Cash flows from financing activities:
Notes payable and cash overdrafts, net	16,569	899	(228)	—	17,240
Repayments of long-term debt	(913)	—	(387)	—	(1,300)
Dividend distribution	(880)	—	—	—	(880)
Net cash provided by (used in) financing activities	14,776	899	(615)	—	15,060

Effect of exchange rate changes on cash	—	—	149	—	149
Net change in cash and cash equivalents	(4,466)	(1)	(7,036)	—	(11,503)

Cash and cash equivalents at beginning of period	4,542	268	18,162	—	22,972
Cash and cash equivalents at end of period	$76	$267	$11,126	$—	$11,469

PQ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS - SUCCESSOR
For the seven weeks ended March 31, 2005
(in thousands)
(unaudited)

	Parent	Guarantor	Nonguarantor		Consolidated
	company	subsidiaries	subsidiaries	Eliminations	total
Net cash (used) provided by operating activities	$(37,761)	$1,099	$3,652	$—	$(33,010)

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,359)	(423)	(1,307)	—	(3,089)
Merger consideration	(626,000)	—	—	—	(626,000)
Merger costs	(6,485)	—	—	—	(6,485)
Net cash used for investing activities	(633,844)	(423)	(1,307)	—	(635,574)

Cash flows from financing activities:
Notes payable and cash overdrafts, net	4,960	(503)	(6,347)	—	(1,890)
Issuance of long-term debt	335,000	—	—	—	335,000
Issuance of senior notes	275,000	—	—	—	275,000
Debt acquisition costs	(16,503)	—	—	—	(16,503)
Repayments of long-term debt	(114,524)	—	—	—	(114,524)
Equity contribution	163,600	—	—	—	163,600
Net cash provided by (used in) financing activities	647,533	(503)	(6,347)	—	640,683

Effect of exchange rate changes on cash	—	—	456	—	456
Net change in cash and cash equivalents	(24,072)	173	(3,546)	—	(27,445)

Cash and cash equivalents at beginning of period	33,214	346	15,197	—	48,757
Cash and cash equivalents at end of period	$9,142	$519	$11,651	$—	$21,312

PQ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS - PREDECESSOR
For the six weeks ended February 11, 2005
(in thousands)
(unaudited)

	Parent	Guarantor	Nonguarantor		Consolidated
	company	subsidiaries	subsidiaries	Eliminations	total
Net cash (used) provided by operating activities	$(13,627)	$71	$6,591	$—	$(6,965)

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,165)	(73)	(1,120)	—	(2,358)
Net cash used for investing activities	(1,165)	(73)	(1,120)	—	(2,358)

Cash flows from financing activities:
Revolver, notes payable and cash overdrafts, net	44,857	—	—	—	44,857
Proceeds from issuance of treasury stock	1,161	—	—	—	1,161
Purchase of stock	(47)	—	—	—	(47)
Net cash provided by financing activities	45,971	—	—	—	45,971

Effect of exchange rate changes on cash	—	—	(700)	—	(700)
Net change in cash and cash equivalents	31,179	(2)	4,771	—	35,948

Cash and cash equivalents at beginning of period	2,035	348	10,426	—	12,809
Cash and cash equivalents at end of period	$33,214	$346	$15,197	$—	$48,757

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations covers periods both prior to and subsequent to the Transactions. Accordingly, historical periods may not be comparable with the periods presented after the Transactions. In addition, this Quarterly Report may contain material which includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect, when made, our current views with respect to current events and financial performance. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Risk Factors” and “Forward Looking Statement” as described in our 2005 Annual Report within amendment No. 3 to Form S-4. Statements, other than those based on historical facts, which address activities, events or developments that we expect or anticipate may occur in the future are forward-looking statements, which are based upon a number of assumptions concerning future conditions that may ultimately prove to be inaccurate. Such forward-looking statements are and will be, as the case may be, subject to many risks, uncertainties and factors relating to our operations and business environment which may cause our actual results to be materially different from any future results, express or implied, by such forward-looking statements.

Overview

We are a global producer of inorganic specialty chemicals and engineered glass materials. We conduct our operations through two principal business divisions: our Chemicals division, which develops, manufactures and sells silicate-based specialty chemicals, and our Potters division, which manufactures and sells highly engineered solid and hollow glass spheres. Our products are used in a variety of predominantly niche applications in a diverse range of industrial, consumer and municipal end-markets.

On February 11, 2005, we were acquired by Niagara Holdings, Inc., or Holdings, a newly formed Delaware corporation affiliated with J.P. Morgan Partners (BHCA), L.P. and certain affiliated funds and Peak Investments, LLC, which we refer to collectively as the Sponsors. Pursuant to the terms of the Agreement and Plan of Merger, dated as of December 15, 2004, among PQ Corporation, Holdings and Niagara Acquisition, Inc., a wholly owned subsidiary of Holdings, (i) Niagara Acquisition, Inc. merged with and into PQ Corporation, with PQ Corporation continuing as the surviving entity and a wholly owned subsidiary of Holdings, (ii) PQ Corporation redeemed the outstanding shares of its $16.44 Preferred Stock, Class A in accordance with its terms, and (iii) the common shareholders of PQ Corporation (both Series A and Series B) and holders of options to purchase common stock of PQ Corporation received cash in exchange for their shares or for the cancellation of their options. We refer to the actions set forth in clauses (i), (ii) and (iii) as the Merger.

In connection with the Merger, affiliates of JPMorgan Partners and certain members of our senior management contributed approximately $163.6 million in cash to Holdings, which in turn was contributed to the common equity of Niagara Acquisition, Inc. The total Merger consideration paid, including capitalized fees and expenses, was approximately $632.5 million. In addition to cash on hand at February 11, 2005, the Merger consideration was funded with the proceeds from:

•                   the investment by the Sponsors and certain members of our senior management in Holdings and the  subsequent contribution of the cash proceeds from such investment to us as common equity;

•                   our issuance of $275.0 million of 7.5% senior subordinated notes due 2013; and

•                   term loan borrowings of $335.0 million under our senior secured credit facilities.

We refer to the Merger and the related financing described above, collectively, as the Transactions.

Results of Operations

The following table sets forth our consolidated statements of operations data in dollar amounts for the periods indicated. The three months ended March 31, 2006 and seven week period from February 12, 2005 to March 31, 2005 are referred to herein as “Successor” periods. The financial information for the six weeks ended February 11, 2005 is for the period prior to the consummation of the Transactions and referred to herein as the “Predecessor” period. As a result of the Transactions and the resulting change in ownership, we are required to present separately our historical operating results for the Predecessor and Successor periods in the three months ended March 31, 2005 under U.S. GAAP. The results of operations below include entries for the effects of purchase accounting adjustments for the Successor periods only and therefore are not comparable to the Predecessor period. Refer to the discussions below for detail regarding the effects of purchase accounting adjustments in regard to comparability.

	Successor		Predecessor
	Three months	Seven weeks	Six weeks
	ended	ended	ended
	March 31,	March 31,	February 11,
	2006	2005	2005
Sales	$166.7	$75.2	$64.2
Cost of goods sold	131.6	66.2	48.6

Gross profit	35.1	9.0	15.6

Selling, general and administrative expenses	18.7	16.7	11.2
Other operating expense	4.6	16.6	12.2

Operating income (loss)	11.8	(24.3)	(7.8)

Equity in net income (loss) of affiliated companies	3.4	4.2	(0.3)
Interest expense, net	12.6	5.3	0.8
Other (income) expense	(0.2)	7.1	0.4

Income (loss) before income taxes and minority interest	2.8	(32.5)	(9.3)

Provision (benefit) for income taxes	2.0	(4.5)	(2.5)
Minority interest	0.1	0.1	—

Net income (loss)	$0.7	$(28.1)	$(6.8)

Three Months Ended March 31, 2006 Compared to the Seven Weeks Ended March 31, 2005 for the Successor and Six Weeks Ended February 11, 2005 for the Predecessor

Sales

Sales for the three months ended March 31, 2006 were $166.7 million compared with $75.2 million for the seven weeks ended March 31, 2005 and $64.2 million for the Predecessor six weeks ended February 11, 2005. Overall, Successor sales in the first quarter of 2006 increased by $27.3 million or 20% compared with Successor and Predecessor sales for the 2005 periods. Increases in sales as compared to the prior year periods were primarily the result of higher average selling prices due to increased energy, raw materials and transportation costs as well as increased sales volumes in both the Chemicals and Potters divisions.

Chemicals division. Sales of the Chemicals division for the three months ended March 31, 2006 were $122.9 million compared with $52.7 million for the seven weeks ended March 31, 2005 and $48.3 million for the Predecessor six weeks ended February 11, 2005. Overall, Successor sales in the first quarter of 2006 increased by $21.9 million compared with Successor and Predecessor sales for the 2005 periods. This was a 22% increase in net sales which was primarily a result of higher average selling prices and product mix of $15.2 million, as well as the impact of increased volume of $7.7 million. The impact of foreign currency exchange rates resulted in a net reduction in sales of $1.0 million, primarily as a result of the weaker euro in comparison to the U.S. dollar. Selling prices were increased in order to mitigate the impact of the higher energy, raw materials and transportation costs. Sales volumes were favorable compared with the prior year periods, with increases across most products and geographic regions.

Potters division. Sales of the Potters division for the three months ended March 31, 2006 were $43.8 million compared with $22.5 million for the seven weeks ended March 31, 2005 and $15.9 million for the Predecessor six weeks ended February 11, 2005. Overall, Successor sales in the first quarter of 2006 increased by $5.4 million compared with Successor and Predecessor sales for the 2005 periods. This was a 14% increase in net sales which was primarily a result of increased sales volume. Higher average selling prices resulted in an increase to sales of $0.7 million, however this increase was offset by the unfavorable impact of foreign currency exchange rates, primarily as a result of the weakening of certain Asian-Pacific currencies in comparison to the U.S. dollar.

Gross profit

Gross profit for the three months ended March 31, 2006 was $35.1 million compared with $9.0 million for the seven weeks ended March 31, 2005 and $15.6 million for the Predecessor six weeks ended February 11, 2005. Overall, Successor gross profit in the first quarter of 2006 increased by $10.5 million compared with Successor and Predecessor gross profit for the 2005 periods. Approximately $4.4 million of this increase was the result of a reduction in expense related to purchase accounting, primarily from the 2005 Successor period expense for the post-acquisition sales of inventories written up to fair value at the date of the Transactions. The favorable effects of higher selling prices and product mix contributed $15.1 million and increased sales volume added another $6.8 million. Increases in production and transportation costs reduced gross profit by $15.8 million.

Chemicals division. Gross profit for the three months ended March 31, 2006 was $23.7 million compared with $5.1 million for the seven weeks ended March 31, 2005 and $11.4 million for the Predecessor six weeks ended February 11, 2005. Overall, Successor gross profit in the first quarter of 2006 increased by $7.2 million compared with Successor and Predecessor gross profit for the 2005 periods. The favorable effects of higher selling prices and product mix contributed $14.9 million and increased sales volume added another $3.9 million. The majority of the price increases were implemented in response to higher energy, raw materials and transportation costs. Sales volume increases were driven by increased demand in a majority of Chemicals’ products. Increases in production and transportation costs reduced gross profit by $13.1 million. Approximately $1.4 million of the increase in gross profit was the result of a reduction in expense related to purchase accounting, primarily from the 2005 post-acquisition sales of inventories written up to fair value at the date of the Transactions, partially offset by amortization of favorable revaluation of raw materials supply contracts in 2006.

Potters division. Gross profit for the three months ended March 31, 2006 was $11.4 million compared with $3.9 million for the seven weeks ended March 31, 2005 and $4.2 million for the Predecessor six weeks ended February 11, 2005. Overall, Successor gross profit in the first quarter of 2006 increased by $3.3 million compared with Successor and Predecessor gross profit for the 2005 period. Approximately $3.0 million of this increase is the result in a reduction in expense related to purchase accounting, primarily from the 2005 post-acquisition sales of inventories written up to fair value at the date of the Transactions. The favorable impacts of volume and price increases were substantially offset by higher energy, raw materials and transportation costs.

Selling, general and administrative expenses

SG&A expenses for the three months ended March 31, 2006 were $18.7 million compared with $16.7 million for the seven weeks ended March 31, 2005 and $11.2 million for the Predecessor six weeks ended February 11, 2005. Overall, Successor SG&A in the first quarter of 2006 decreased by $9.2 million compared with Successor and Predecessor SG&A for the 2005 periods. The decrease in SG&A expenses was primarily due to certain Transactions-related expenses incurred during the Successor seven weeks ended March 31, 2005 and Predecessor six weeks ended February 11, 2005. These expenses totaled $6.5 million, the majority of which related to the write-off of acquired in-process research and development and the accelerated vesting of the Predecessor’s stock options and awards. The balance of the decrease in SG&A expense of $2.7 million was primarily the result of the current year benefit of corporate cost reduction efforts that were put in place subsequent to the date of the Transactions.

Other operating (income) expense

Other operating expense for the three months ended March 31, 2006 was $4.6 million compared with $16.6 million for the seven weeks ended March 31, 2005 and $12.2 million for the Predecessor six weeks ended February 11, 2005. Overall, Successor other operating expense in the first quarter of 2006 decreased $24.2 million compared with Successor and Predecessor other operating expense for the 2005 periods. Contributing to the decrease was the change-in-control severance benefits paid to former company executives in 2005 related to the Transactions in the amount of $9.5 million. In addition, costs incurred in 2005 in connection with the acquisition of the Company in 2005 amounted to $17.4 million. Both 2006 and 2005 include amortization due to the recognition of intangible assets for purchase accounting of $1.4 million and $1.3 million, respectively. Included in the amount for the three months ended March 31, 2006, were $2.4 million in costs incurred to improve the efficiency of certain plant operations.

Equity in net income of affiliated companies

Equity in net income of affiliated companies for the three months ended March 31, 2006 was $3.4 million compared with $4.2 million for the seven weeks ended March 31, 2005 and a loss of $0.3 million for the Predecessor six weeks ended February 11, 2005. Overall, Successor equity in net income of affiliated companies in the first quarter of 2006 decreased by $0.5 million compared with Successor and Predecessor equity income for the 2005 periods. Both the current year and prior year Successor period results are reduced to reflect the amortization of intangible assets and increased depreciation of property, plant and equipment that resulted from fair market value purchase accounting adjustments. The overall decrease was primarily due to the timing of customer sales.

Interest expense, net

Interest expense, net for the three months ended March 31, 2006 was $12.6 million compared with $5.3 million for the seven weeks ended March 31, 2005 and $0.8 million for the Predecessor six weeks ended February 11, 2005. Overall, Successor interest expense, net increased due to the higher levels of debt incurred as a result of the Transactions. In addition, Successor interest expense increased in the first quarter of 2006 due to increases in the variable interest rate on our senior credit facility and additional borrowings under the senior credit facility in connection with a fourth quarter 2005 dividend distribution to Holdings. Effective January 10, 2006, the interest rate on our $275.0 million senior subordinated notes was increased 25 basis points to 7.75% as a result of missing the deadline for having the registration statement declared effective by the SEC. The interest rate on the notes will revert to 7.5% once the registration statement is declared effective by the SEC.

Other non-operating (income) expense

Other non-operating income was $0.2 million for the three months ended March 31, 2006 compared with expense of $7.1 million for the seven weeks ended March 31, 2005 and $0.4 million for the Predecessor six weeks ended February 11, 2005. Other non-operating expense for the seven weeks ended March 31, 2005 includes costs incurred as a result of the Transactions including $5.2 million in “make-whole” payments for the early payment of the Predecessor’s debt and $2.3 million in financing fees for access to a bridge credit facility during the Transactions. The remainder of other non-operating (income) expense for 2006 and 2005 consisted primarily of foreign currency gains and losses, and miscellaneous financial income and expense.

Provision (benefit) for income taxes

The provision for income taxes for the three months ended March 31, 2006 was $2.0 million, or 71% of pre-tax income, compared with a benefit of $4.5 million for the seven weeks ended March 31, 2005 and $2.5 million for the Predecessor six weeks ended February 11, 2005. The effective tax rate for the first quarter 2006 was higher than the U.S. federal tax rate primarily due to the deferred U.S. tax effects on the earnings of non-U.S. subsidiaries which were not considered to be permanently reinvested. In a like manner, the effective tax rate on the tax benefit of pre-tax losses during the Successor seven weeks ended March 31, 2005 was lower than the U.S. federal rate due to the deferred U.S. tax effects on the earnings of non-U.S. subsidiaries. The effective tax rate on the tax benefits of pre-tax losses in both the Successor and Predecessor periods in 2005 were significantly lower than the U.S. federal tax rate due to the impact of certain non-deductible expenses incurred in conjunction with the acquisition of the Company.

Net income (loss)

For the foregoing reasons, and the deductions for minority interest in each period presented, net income was $0.7 million for the three months ended March 31, 2006 compared with net loss of $28.1 million for the seven weeks ended March 31, 2005 and $6.8 million for the Predecessor six weeks ended February 11, 2005.

Liquidity and Capital Resources

Cash and cash equivalents at March 31, 2006 were $11.5 million, which was a decrease of $11.5 million from December 31, 2005.

Net cash used in operating activities was $20.8 million for the three months ended March 31, 2006 compared to $40.0 million during the same period in 2005. The main contributor to the improvement from the prior year period was the elimination of $34.4 million of costs related to the Transactions. Offsetting the decrease in Transactions costs was a $14.8 million increase in interest payments versus the prior year quarter. Overall, net cash used in operating activities in the first quarter 2006 was due to increases in working capital as a result of strong first quarter sales and the typical build in first quarter inventory in anticipation of the Potters highway striping season.

Net cash used in investing activities was $5.9 million for the three months ended March 31, 2006 compared to $637.9 million during the same period in 2005. The decrease versus prior year was due to $632.5 million in consideration paid to effect the Transactions in February 2005. The remaining difference was due to slightly higher capital spending versus the prior year quarter.

Net cash provided by financing activities was $15.1 million for the three months ended March 31, 2006 compared to net cash provided of $686.7 million during the same period in 2005. The current year primarily consists of drawings on the revolving credit facility to finance working capital. The prior year included $163.6 million in equity contributions and $610.0 million in proceeds from the issuance of new debt that together were used to finance the Transactions. Prior year outflows included $16.5 million of capitalized debt acquisition costs and payments of $114.5 million for principal due on the Predecessor’s existing debt. Offsetting the $114.5 million was approximately $44.9 million that the Predecessor had drawn on the existing credit facility prior to the Transactions.

In connection with the Transactions, we incurred significant indebtedness. As of March 31, 2006 our total debt was $676.3 million. Borrowings under the term loan are due and payable in quarterly installments of $0.9 million. The remaining balance of the term loan is due and payable in full in 2012. The revolving credit facility is available until 2011. In addition to paying interest on outstanding principal amounts under our new credit facilities, we are required to pay a commitment fee to the lenders for the unused portion of our new revolving credit facility.

The senior secured credit facility contains various restrictive covenants. It restricts us from prepaying other indebtedness, including the notes, and requires us to maintain a specified minimum interest coverage ratio of 2.0, and a maximum total leverage ratio of 6.5 at March 31, 2006. In addition, our new senior secured credit facility restricts our ability to incur indebtedness or liens, make investments or declare or pay dividends and limits our annual capital spending. The indenture governing the subordinated notes among other things: (i) limits our ability and the ability of our subsidiaries to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates; (ii) places restrictions on the ability of certain of our subsidiaries to pay dividends or make certain payments to us; and (iii) places restrictions on our ability and the ability of our subsidiaries to merge or consolidate with any other person or sell, assign, transfer, convey or otherwise dispose of all or substantially all of our assets. At March 31, 2006, we were in compliance with all of our loan covenants.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our major market risk exposure is potential losses arising from changing rates and prices regarding foreign currency exchange rate risk, interest rate risk, commodity price risk and credit risk. The audit committee of our Board of Directors regularly reviews foreign exchange, interest rate and commodity hedging activity and monitors compliance with our hedging policy. We do not use financial instruments for speculative purposes and we limit our hedging activity to the underlying economic exposure.

Foreign Exchange Risk

Our financial results are subject to the impact of gains and losses on currency translations, which occur when the financial statements of foreign operations are translated into U.S. dollars. We operate a geographically diverse business with approximately 44% of our sales during the twelve months ended December 31, 2005 coming from our international operations in currencies other than the U.S. dollar. Because consolidated financial results are reported in dollars, sales or earnings generated in currencies other than the U.S. dollar can result in a significant increase or decrease in the amount of those sales and earnings when translated to U.S. dollars. The financial statements of our operations outside the United States, where the local currency is considered to be the functional currency, are translated into U.S. dollars using the exchange rate in effect at each balance sheet date for assets and liabilities and the average exchange rate for each period for sales, expenses, gains, losses and cash flows. The exchange rates between these currencies and the U.S. dollar in recent years have fluctuated significantly and may continue to do so in the future. The foreign currencies to which we have the most significant exchange rate exposure include the Canadian dollar and the euro. The effect of translating foreign subsidiaries’ balance sheets into U.S. dollars is included in other comprehensive income. The impact of gains and losses on transactions denominated in currencies other than the functional currency of the relevant operations are included in other non-operating expense and have historically not been material.

Interest Rate Risk

We are exposed to fluctuations in interest rates on our long-term senior secured term loan and revolving credit facility. Changes in interest rates will not affect the market value of such debt but will affect the amount of our interest payments over the term of the loans. Likewise, an increase in interest rates could have a material impact on our cash flow. A 100 basis point increase in interest rates on our variable term loan under our new senior secured credit facility would have an estimated impact on pre-tax earnings of $3.7 million annually. Effective January 10, 2006, the interest rate on our $275 million senior subordinated notes was increased 25 basis points from 7.50% to 7.75% as a result of missing the deadline for having the registration statement declared effective by the SEC. The interest rate on the notes reverted to 7.5% once the registration statement was declared effective by the SEC on May 12, 2006.

Commodity Risk

We purchase significant amounts of natural gas to supply the energy required in our production processes for our products in both the Chemicals and Potters divisions. Natural gas provides an energy source for us but is not a direct feedstock of our products. We have implemented a hedging program in the United States which allows us to mitigate exposure to natural gas volatility. Forward purchases of natural gas are also made in regard to our production in Canada as a means of mitigating such exposure.

We have entered into forward contracts with respect to the purchase of natural gas in our domestic operations. These contracts had a fair value of $15.2 million and $30.9 million at March 31, 2006 and December 31, 2005, respectively. The respective current and non-current balances are recorded in prepaid and other current assets and other long-term assets. The related offset is recorded in other comprehensive income (loss), net of tax. Realized gains and losses on natural gas hedges are included in production costs and subsequently charged to cost of goods sold in the period in which inventory is sold.

Credit Risk

We are exposed to credit risk on financial instruments to the extent our counterparty fails to perform certain duties as required under the provisions of an agreement. We only transact with counterparties having an appropriate credit rating for the risk involved. Credit exposure is managed through credit approval and monitoring procedures.

Concentration of credit risk can result primarily from trade receivables, for example, with certain customers operating in the same industry or customer groups located in the same geographic region. Credit risk related to these types of receivables is managed through credit approval and monitoring procedures.

ITEM 4.   CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as defined in Rules 13a-15(a) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, or the “Exchange Act”) that are designed to ensure that information required to be disclosed in Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. As described more fully below, based upon that evaluation and because the Company has not substantially completed its remediation of the material weaknesses identified as of December 31, 2005, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective to accomplish their objectives as of March 31, 2006.

In connection with the preparation of the Company’s annual financial statements for the year ended December 31, 2005, management identified and reported to the Audit Committee of the Board of Directors two control deficiencies that constituted material weaknesses in internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Had we performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act, additional control deficiencies may have been identified and those control deficiencies could have also represented one or more material weaknesses. We communicated to our Audit Committee of the Board of Directors the following material weaknesses:

1.      Insufficient tax expertise to properly prepare the accounting required under SFAS No. 109, “Accounting for Income Taxes”.

2.      Insufficient controls over accounting for LIFO inventory in a business combination.

To address the material weaknesses described above, the Company performed additional analyses and other post-closing procedures to ensure that the consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). Accordingly, management, including the Chief Executive Officer and Chief Financial Officer, believe the consolidated financial statements included in this report present, in all material respects, the Company’s financial condition, results of operations and cash flows for the quarter ended March 31, 2006.

There have been no changes in our internal control over financial reporting during our fiscal quarter ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, management as well as the Audit Committee recognizes that the Company will have to take measures in order to remediate the two material weaknesses described above. The Company is undertaking an independent assessment of its external financial reporting function in order to help determine the appropriate level of staffing, skill sets and processes necessary to implement an effective control environment. Management expects to complete this study by June 30, 2006, at which time we will begin to implement recommendations that result from such assessment.

PART II.

OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS

We are involved from time to time in administrative or legal proceeding relating to our operations and facilities.

There is a risk of environmental impact in chemical manufacturing operations. Our environmental policies and practices are designed to ensure compliance with existing laws and regulations and to minimize the possibility of significant environmental impact. We are also subject to various other lawsuits and claims with respect to matters such as governmental regulations, labor, and other actions arising out of the normal course of business. No accrual for these matters currently exists, with the exception of those listed below, because we believe that the liabilities resulting from such lawsuits and claims will not materially affect our results of operations, financial position or cash flow.

We are subject to various laws and regulations regarding emissions from its plant locations. These laws and regulations may limit the amount and types of emissions that can be released into the atmosphere. In 2003, following an incident at the Kansas City, Kansas plant in which an emission control device failed, we were issued a draft Consent Agreement from the Kansas Department of Health and Environment (“KDHE”) for operating the plant without such emission control device in place. In February 2006, we received a revised Consent Agreement and are currently negotiating with the KDHE regarding the settlement of this revised Consent Agreement. We have a reserve of $0.5 million as of March 31, 2006 for estimated civil penalties.

As a result of an incident at our Baltimore, Maryland facility on March 17, 1999 involving the unauthorized discharge of process water to a storm sewer, the United States Attorney for the District of Maryland undertook an investigation into environmental compliance at our Baltimore plant. The investigation later expanded to include two of our other plants in Chester, Pennsylvania and St. Louis, Missouri. On March 10, 2004, we resolved the investigation by pleading guilty to three felony violations of the Clean Water Act. In addition to paying $0.6 million in fines, restitution and the funding of a community service project, we are on probation until June 2007. We also agreed to submit documents to the Department of Justice (“DOJ”) describing our Environmental Management System (“EMS”). Several additions to the EMS have been made based upon discussions with the DOJ and we are in process of implementing the EMS. Successfully implementing the EMS is required by an action plan that has been incorporated into the plea agreement.

In the past five years, we have been a party to civil litigation matters. These matters have included disputes regarding employment matters and product warranty and negligence claims. All but two matters have been covered by applicable insurance. The two matters that have been denied coverage by our insurance carriers relate to the operations at our Augusta, Georgia facility. The suits, which are pending against numerous industrial and utility defendants, allege that emissions of mercury from the utility and industrial defendants facilities resulted in harm to the two plaintiffs. We do not believe we have any material exposure to litigation liability.

We are the defendant in a personal injury case which occurred in 1996. The case is still being litigated; however, in the fourth quarter of 2005 we accrued our best estimate of a potential settlement in the amount of $2.3 million. The exposure caused by the claim is covered by insurance and as such, we have also recorded a receivable for recovery of this claim from our insurance carrier.

We triggered the requirement of New Jersey’s Industrial Site Recovery Act (“ISRA”) statute as part of the due diligence performed in connection with the Transactions in December 2004. As required under ISRA, a General Information Notice with respect to our two New Jersey locations was filed with the New Jersey Department of Environmental Protection (“NJDEP”) in December 2004. Based on a preliminary review of the facilities by the NJDEP, we estimate that $0.5 million will be required for additional contamination assessment and removal work at these facilities, and recorded a reserve for such amount as of December 31, 2005. There may be additional costs related to the remediation of these two facilities, but until further investigation takes place, we cannot reasonably estimate the amount of additional liability that may exist. However, the total costs for remediation of these two facilities are not expected to exceed $1.0 million.

ITEM 1A.   RISK FACTORS

There have been no material changes to the disclosure related risk factors made in our Registration Statement on Form S-4, as filed on May 11, 2006.

ITEM 2.   UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.   OTHER INFORMATION

The restated quarterly unaudited financial statements and footnotes for the periods ended March 31, 2005 and September 30, 2005 attached to this report as exhibits 99.1 and 99.2, respectively, are being included for the purpose of amending quarterly financial information included on Form S-4 filed with the SEC for the respective periods. See footnote 1 of the quarterly unaudited financial statements and footnotes for explanation of the restatements.

The information contained in Exhibits 99.1 and 99.2 to this report is incorporated herein.

ITEM 6.   EXHIBITS

31.1	Section 302 of the Sarbanes-Oxley Act of 2002 Certification of James P. Cox, Vice President and Chief Financial Officer.

31.2	Section 302 of the Sarbanes-Oxley Act of 2002 Certification of Michael R. Boyce, Chief Executive Officer.

32.1	Section 906 of the Sarbanes-Oxley Act of 2002 Certification of Michael R. Boyce, Chief Executive Officer, and James P. Cox, Vice President and Chief Financial Officer.

99.1	Restated quarterly report for the period ended March 31, 2005.

99.2	Restated quarterly report for the period ended September 30, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, PQ Corporation has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PQ CORPORATION

	By:	/S/ JAMES P. COX
James P. Cox
Chief Financial Officer and Vice President
(principal financial officer and duly authorized officer)
Date: June 23, 2006