Form 10-Q
period 2006-06-30
PQ CORP
filed 2006-08-14
CIK 1329364

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-125750

PQ CORPORATION

(Exact name of registrant as specified in our charter)

Pennsylvania	23-0972750
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1200 West Swedesford Road	19312
Berwyn, Pennsylvania	(Zip Code)
(Address of principal executive offices)

(610) 651-4200

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☒   No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer   ☐      Accelerated filer   ☐      Non-accelerated filer   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐   No   ☒

As of August 14, 2006, the number of shares outstanding of the registrant’s common stock, par value $0.50 per share, was 1 share.

PART I.

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PQ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	June 30,	December 31,
	2006	2005
ASSETS
Cash and cash equivalents	$9,823	$22,972
Receivables, net	117,211	90,714
Inventories	94,558	84,239
Prepaid and other current assets	25,926	38,333

Total current assets	247,518	236,258

Investments in affiliated companies	65,424	64,417
Property, plant and equipment, net	320,351	318,337
Goodwill	233,316	234,483
Tradenames	53,000	53,000
Other intangible assets, net	67,658	77,650
Other long-term assets	35,414	45,728

Total assets	$1,022,681	$1,029,873

LIABILITIES AND STOCKHOLDERS’ EQUITY
Revolver, notes payable and current maturities of long-term debt	$34,061	$26,689
Cash overdraft	5,484	9,957
Accounts payable	53,381	51,302
Accrued liabilities	50,677	53,978

Total current liabilities	143,603	141,926

Long-term debt	631,935	633,821
Deferred income taxes	118,373	127,806
Other long-term liabilities	85,187	74,714
Minority interest in equity of subsidiaries	4,922	5,047
Commitments and contingencies
Stockholders’ equity	38,661	46,559

Total liabilities and stockholders’ equity	$1,022,681	$1,029,873

See accompanying notes to condensed consolidated financial statements.

PQ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(unaudited)

	Successor
	Three months ended June 30,
	2006	2005

Sales	$189,127	$176,095
Cost of goods sold	143,977	137,815

Gross profit	45,150	38,280

Selling, general and administrative expenses	20,696	19,843
Other operating expense	3,013	2,476

Operating income	21,441	15,961

Equity in net income (loss) of affiliated companies	2,279	(3,730)
Interest expense, net	13,037	10,303
Other expense	254	168

Income before income taxes and minority interest	10,429	1,760

Provision (benefit) for income taxes	6,844	(732)
Minority interest	192	65

Net income	$3,393	$2,427

See accompanying notes to condensed consolidated financial statements.

PQ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(unaudited)

	Successor		Predecessor
	Six months	Twenty weeks	Six weeks
	ended	ended	ended
	June 30,	June 30,	February 11,
	2006	2005	2005

Sales	$355,869	$251,308	$64,195
Cost of goods sold	275,543	203,996	48,576

Gross profit	80,326	47,312	15,619

Selling, general and administrative expenses	39,423	36,515	11,221
Other operating expense	7,648	19,106	12,267

Operating income (loss)	33,255	(8,309)	(7,869)

Equity in net income (loss) of affiliated companies	5,697	429	(265)
Interest expense, net	25,677	15,654	771
Other expense	47	7,273	356

Income (loss) before income taxes and minority interest	13,228	(30,807)	(9,261)

Provision (benefit) for income taxes	8,823	(5,214)	(2,522)
Minority interest	310	137	59

Net income (loss)	$4,095	$(25,730)	$(6,798)

See accompanying notes to condensed consolidated financial statements.

PQ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Successor		Predecessor
	Six months	Twenty weeks	Six weeks
	ended	ended	ended
	June 30,	June 30,	February 11,
	2006	2005	2005

Net cash provided by (used for) operating activities	$3,013	$(21,099)	$(6,965)

Cash flows from investing activities:
Purchases of property, plant and equipment	(14,376)	(9,974)	(2,358)
Purchase of other intangible assets	(1,122)	—	—
Merger consideration	—	(626,000)	—
Merger costs, capitalized	—	(6,485)	—

Net cash used for investing activities	(15,498)	(642,459)	(2,358)

Cash flows from financing activities:
Revolvers, notes payable and cash overdrafts, net	3,032	4,158	44,857
Issuance of long-term debt	—	335,000	—
Issuance of senior notes	—	275,000	—
Debt acquisition costs	—	(16,503)	—
Repayments of long-term debt	(2,224)	(115,112)	—
Proceeds from issuances of treasury stock	—	—	1,161
Purchases of stock	—	—	(47)
Equity contribution	—	163,600	—
Distributions to minority interests	(342)	—	—
Dividend distribution	(1,613)	—	—

Net cash (used for) provided by financing activities	(1,147)	646,143	45,971

Effect of exchange rate changes on cash	483	(294)	(700)

Net change in cash and cash equivalents	(13,149)	(17,709)	35,948

Cash and cash equivalents at beginning of period	22,972	48,757	12,809

Cash and cash equivalents at end of period	$9,823	$31,048	$48,757

See accompanying notes to condensed consolidated financial statements.

PQ CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)
(unaudited)

1.   Statement of Information Furnished:

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

The condensed consolidated financial statements included herein are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and the United States Securities and Exchange Commission (“SEC”) regulations.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations for interim reporting.  In the opinion of management, all adjustments of a normal and recurring nature necessary to present fairly the financial position and results of operations have been included. The results of operations are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2005 as included within amendment No. 3 to Form S-4 which was declared effective by the SEC on May 12, 2006.

2.   Recently Issued Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109.” This Interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a threshold condition that a tax position must meet for any of the benefit of the uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding derecognition, classification and disclosure of these uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company is currently evaluating the impact of this Interpretation on its financial statements.

3.   Business Combination:

SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” govern the accounting and reporting for business combinations. SFAS No. 141 requires all business combinations to be accounted for using the purchase method of accounting.  SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives will not be amortized, but will be tested for impairment on at least an annual basis. The Successor has accounted for the Transactions in accordance with these standards. The Merger was treated as a purchase with Holdings, whose sole asset is its investment in the common stock of the Company, as the accounting acquirer in accordance with SFAS No. 141.

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

The closing of the Transactions represented a change in control under certain executives’ employment agreements. As a result, the Company recorded a charge in other operating expense of approximately $5,600 for severance provided to certain executives terminated before the closing of the Transactions in the Predecessor’s Statement of Operations. In addition, the Successor was required to pay $3,929 pursuant to these agreements to executives who resigned subsequent to the Transactions and recorded a charge for such amount in the Successor’s Consolidated Statement of Operations for the twenty week period ended June 30, 2005.

The Company incurred other costs relating to the Transactions, primarily for Sponsor fees, broker fees, legal and consulting of approximately $6,158 and $12,649 that were recorded in other operating expense for the six week period ended February 11, 2005 and twenty week period ended June 30, 2005, respectively.

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

Fair value of the assets acquired and liabilities assumed:

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

In accordance with the requirements of the purchase method of accounting for acquisitions, inventories as of February 11, 2005 were recorded at net realizable value (which is defined as estimated selling prices less the sum of (a) costs of disposal and (b) a reasonable profit allowance for the selling effort of the acquiring entity) which, in the case of finished products, was $24,555 higher than the Predecessor’s historical manufacturing cost. The Successor’s cost of products sold for the three month and twenty week periods ended June 30, 2005, respectively, includes a pre-tax charge of $2,763 and $9,577 relating to the step-up of finished product sold.

In addition, certain raw material inventory purchased under favorable supply agreements was revalued to fair market value, which was $2,473 higher than historical cost. The Successor’s cost of products sold includes a pre-tax charge of $56 and $942 relating to the step-up of raw materials used in finished products sold for the three month and twenty week periods ended June 30, 2005.

The Company recorded a liability of $4,456 for building leases that were above fair market value at the date of the Transactions. The liability was determined by comparing our lease terms to those currently available for similar properties. The Successor’s Statement of Operations includes amortization of the unfavorable leases of $118 and $237 for the three and six months ended June 30, 2006, respectively, and $178 for the twenty weeks ended June 30, 2005.

In May 2005, management finalized plans to terminate certain employees in the United States and at certain foreign subsidiaries. Employees terminated under this plan are entitled to receive severance pay and benefits totaling approximately $5,200 which was included in accrued liabilities in the opening balance sheet of the Successor. Cash expenditures toward this program of $252 and $719 were made during the three and six month periods ended June 30, 2006, respectively, and charged against the reserve.  Substantially all payments related to the remaining reserve of $1,245 should be completed by December 31, 2006.

4.  Pro Forma Information:

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

Pro forma six months ended June 30,
2005

Net sales	$315,503
Net loss	(8,300)

Included in the net loss for the pro forma six months ended June 30, 2005 were after-tax charges of $6,659 for the amortization of inventory revalued in purchase accounting, $3,338 for the write-off of acquired in-process research and development, $3,242 for the amortization of inventory of our equity affiliates that was revalued in purchase accounting and $4,949 for amortization of favorable raw materials supply contracts.

5.  Comprehensive (Loss) Income:

The following table summarizes comprehensive (loss) income, net of tax:

	Successor		Successor		Predecessor
			Six months	Twenty weeks	Six weeks
	Three months ended		ended	ended	ended
	June 30,		June 30,	June 30,	February 11,
	2006	2005	2006	2005	2005

Net income (loss)	$3,393	$2,427	$4,095	$(25,730)	$(6,798)

Gains (losses) in fair values of derivatives qualifying as hedges	(3,094)	(1,225)	(12,827)	5,272	785
Foreign currency translation adjustments	1,980	(9,543)	2,392	(11,506)	(4,676)

Comprehensive income (loss)	$2,279	$(8,341)	$(6,340)	$(31,964)	$(10,689)

6.  Inventories:

Inventories were classified and valued as follows:

	June 30,	December 31,
	2006	2005

Finished products and work in process	$70,200	$64,436
Raw materials	24,358	19,803

	$94,558	$84,239

Valued at lower of cost or market:
LIFO basis	56,922	50,864
FIFO basis	8,419	5,997
Average cost basis	29,217	27,378

	$94,558	$84,239

7.  Property, Plant and Equipment:

A summary of property, plant and equipment, at cost, and related accumulated depreciation and depreciation expense is as follows:

	June 30,	December 31,
	2006	2005

Land	$56,986	$57,148
Buildings	99,043	97,785
Machinery and equipment	198,445	188,836
Construction in progress	20,516	9,747

	374,990	353,516
Less: accumulated depreciation	(54,639)	(35,179)

	$320,351	$318,337

Depreciation expense was $20,671 for the six months ended June 30, 2006, $14,362 for the twenty weeks ended June 30, 2005 and $4,290 for the six weeks ended February 11, 2005.

8.  Other Intangible Assets:

Gross carrying amounts and accumulated amortization for intangible assets with estimable useful lives are as follows:

	Gross Amounts		Accumulated Amortization
	June 30,	December 31,	June 30,	December 31,
	2006	2005	2006	2005

Formulations and product technology	$53,200	$53,200	$(6,096)	$(3,920)
Non-compete agreements	4,122	3,900	(1,754)	(1,140)
Customer lists	900	—	—	—
Raw material contracts	43,648	43,648	(26,724)	(18,453)
Railcar leases	509	509	(147)	(94)

Total	$102,379	$101,257	$(34,721)	$(23,607)

On June 20, 2006, the Company acquired certain intangible assets in the United States for a total purchase price of  $1,122.  The Company allocated the purchase price $900 to customer lists acquired and approximately $222 to a non-compete agreement contained in the asset purchase agreement.

Total amortization of intangibles was $11,114 for the six months ended June 30, 2006, $8,164 for the twenty weeks ended June 30, 2005 and $146 for the six weeks ended February 11, 2005.  Total amortization of intangibles included $8,271 and $5,850 related to raw material contracts that was recorded to cost of goods sold in the Consolidated Statements of Operations for the six months ended June 30, 2006 and twenty weeks ended June 30, 2005, respectively.

The amortization periods for customer lists, formulations and product technology and non-compete agreements and railcar leases are fifteen years, twelve years, and three to five years, respectively.  The amortization period for raw material contracts is based on the terms of the contracts; the longest of which is three years in duration.

9.  Long-term Debt:

The summary of long-term debt is as follows:

	June 30,	December 31,
	2006	2005

Senior secured term loans with interest at 7.0% as of June 30, 2006	$360,587	$362,412
Senior subordinated notes due 2013	275,000	275,000
Revolving credit agreements	29,885	22,120
Other	524	978

	665,996	660,510

Less: current portion	(34,061)	(26,689)

	$631,935	$633,821

On February 11, 2005, the Company issued $275,000 of 7.5% senior subordinated notes due 2013 and received cash proceeds of $267,781 after deducting initial purchases discounts and expenses. The notes are senior subordinated obligations of the Company and rank junior to all other senior indebtedness of the Company that does not contain similar subordination provisions. The indenture relating to the notes contains various limitations on the Company’s ability to incur additional indebtedness, pay dividends, sell assets and create liens, among other things. Interest on the notes is payable on February 15 and August 15 of each year. No principal payments are required with respect to the notes prior to their final maturity.

On February 11, 2005, the Company entered into a senior secured credit facility (“Senior Credit Facility”) having a term loan in the amount of $335,000 with a maturity date of February 11, 2012, and received cash proceeds of approximately $324,950 after deducting underwriting fees and expenses. Interest on the term loan is variable and is equal to LIBOR plus a margin of 2.0%. The Senior Credit Facility requires minimum quarterly principal payments of $917 on the term loan, as well as prepayments from all “net proceeds” received and “excess cash flow,” if applicable. In accordance with the Senior Credit Facility, net proceeds generally relate to proceeds received from the issuance or incurrence of certain indebtedness or proceeds received on the disposition of assets, adjusted for certain costs and expenses, and are payable promptly upon receipt subject, in the case of net proceeds from asset dispositions, to meeting the thresholds described below. Net proceeds prepayments in respect of asset dispositions are not payable unless they are in excess of certain minimum amounts, both on an individual basis for any given disposition and in the aggregate for dispositions that, individually, would not meet the threshold. Excess cash flow is to be calculated annually and is defined as earnings before interest, taxes, depreciation and amortization (“EBITDA”) adjusted for various expenditures and/or proceeds commencing with the 2005 fiscal year. Prepayments with respect to excess cash flow, if any, are to be made on an annual basis. The detailed calculations supporting those two prepayments are defined in the credit agreement. The Company has performed the calculation for fiscal year 2005 and determined that no excess payment is required.  The remaining principal balance of the term loan is due upon maturity.  At June 30, 2006, we were in compliance with our loan covenants.

The Senior Credit Facility also provides for up to $100,000 in revolving credit borrowings. Borrowings under the revolving facility bear interest at a rate equal to the base or LIBOR rate elected by the Company at the time of borrowing plus a margin which can range from 0.75% to 2.25%, based on the rate elected and the consolidated leverage ratio of the Company. In addition, there is an annual commitment fee equal to 0.5% of the unused revolving credit borrowings available under the Senior Credit Facility. Revolving credit borrowings are payable at the option of the Company throughout the term of the Senior Credit Facility with the balance due February 11, 2011. There was $27,700 and $20,000 in outstanding revolving credit borrowings under the Senior Credit Facility as of June 30, 2006 and December 31, 2005, respectively.

In December 2005, the Company amended its Senior Credit Facility to provide for an additional $30,000 of term loan borrowings and to permit the Company to dividend up to an additional $4,000 per year to Holdings, at the Company’s option, for the purpose of servicing the interest expense on Holdings notes issued in the amount of $23,000.  These Holdings notes are not guaranteed by the Company.  In addition, the amendment provides for an increase to the effective interest rate on our Senior Credit Facility by 25 basis points in the event our debt rating is downgraded and stipulates a prepayment fee equal to 1.0% of certain voluntary prepayments made within one year of the effective date of the amendment with the proceeds of certain types of indebtedness and based on certain other conditions.  The amendment does not change any of the other existing covenants in the Senior Credit Facility.

10.  Financial Instruments:

The Company has cross-currency interest rate swap agreements denominated in euros that mature in 2009 and in Canadian dollars that mature in 2010.  These swap agreements are designated as a hedge of the net investment in our European and Canadian operations.  The fair value of the net liability is recorded in other liabilities with a related offset to foreign currency translation adjustments, net of taxes.  The contracts had a net liability balance of $17,056, and $6,753 as of June 30, 2006 and December 31, 2005, respectively.  In the event the euro or Canadian dollar strengthens against the U.S. dollar the fair value of the liability will increase.

The Company is exposed to risks in energy costs due to fluctuations in energy prices, particularly natural gas.  There is a hedging program in the United States which allows us to mitigate exposure to natural gas volatility with futures contracts.  The futures contracts had a fair value of $10,177, and $30,950 at June 30, 2006 and December 31, 2005, respectively. Fair value is determined based on estimated amounts that would be received or paid to terminate the contracts at the reporting date based on quoted market prices of comparable contracts. The respective current and non-current balances are recorded in prepaid and other current assets and other long-term assets. The related gains or losses are recorded in stockholders’ equity as a component of other comprehensive income (loss), net of tax. Realized gains and losses on natural gas hedges are included in production costs and subsequently charged to cost of goods sold in the period in which inventory is sold.

11. Pension and Post Retirement Benefits:

Components of net periodic expense are as follows:

	Successor		Successor		Predecessor
			Six months	Twenty weeks	Six weeks
	Three months ended		ended	ended	ended
	June 30,		June 30,	June 30,	February 11,
Pension Benefits - U.S. and Canada	2006	2005	2006	2005	2005

Service cost	$(901)	$(992)	$(1,782)	$(1,486)	$(385)
Interest cost	(1,767)	(1,666)	(3,544)	(2,700)	(830)
Expected return on assets	2,300	2,196	4,595	3,371	1,016
Net amortization	—	—	—	—	(288)
Net periodic expense	$(368)	$(462)	$(731)	$(815)	$(487)

	Successor		Successor		Predecessor
			Six months	Twenty weeks	Six weeks
	Three months ended		ended	ended	ended
	June 30,		June 30,	June 30,	February 11,
Pension Benefits - Other Plans	2006	2005	2006	2005	2005

Service cost	$(433)	$(565)	$(1,233)	$(1,036)	$(377)
Interest cost	(298)	(201)	(648)	(373)	(167)
Expected return on assets	196	69	388	141	79
Net amortization	22	—	18	—	(59)
Net periodic expense	$(513)	$(697)	$(1,475)	$(1,268)	$(524)

	Successor		Successor		Predecessor
			Six months	Twenty weeks	Six weeks
	Three months ended		ended	ended	ended
	June 30,		June 30,	June 30,	February 11,
Post Retirement Benefits	2006	2005	2006	2005	2005

Service cost	$—	$(143)	$—	$(236)	$(51)
Interest cost	(157)	(241)	(315)	(384)	(127)
Net amortization	157	—	224	—	(28)
Net periodic expense	$0	$(384)	$(91)	$(620)	$(206)

The Company made contributions of $220 and $2,761 to the U.S. and Canadian pension plans and other pension plans, respectively, for the six months ended June 30, 2006. For the retiree health plans, the Company made payments of $927 for the six months ended June 30, 2006.  In addition, the Company made contributions of approximately $750 to the 401(k) savings plan for the six months ended June 30, 2006.

12.  Stock-based Compensation

The Company has historically accounted for stock-based compensation as prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosures.”  Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment”, which had no material effect on the financial statements.

Subsequent to the Transactions, Holdings adopted a restricted stock plan for which 19,800 shares of Holdings Class A common stock were awarded to certain executives of the Company in 2005.  There was no restricted stock activity in the current quarter.  The weighted average grant date fair value of the restricted stock is $21.37 per share.  The restricted stock vests as follows: 10% of each grant vests on February 11 in each year 2006 to 2010, subject to the executive’s continued service with the Company on such date and subject to 100% vesting upon the earlier of an initial public offering of stock by, or change of control of, Holdings, and subject to accelerated vesting upon certain specified events of termination of service; and the vesting of 50% of each grant is based on performance measures at the time of an initial public offering of stock by, or earlier change of control of, Holdings.  Compensation expense for the awards was $28 and $54 for the three and six months ended June 30, 2006, respectively. As of June 30, 2006, there was $176 of unrecognized compensation cost related to nonvested restricted stock which is expected to be recognized over a weighted average period of 1.62 years.

13.  Income Taxes:

The effective tax provision rate of 66.7% on the Company’s consolidated pre-tax income for the six months ended June 30, 2006 differs from the U.S. statutory tax rate of 35.0% principally due to the U.S. tax effects on the earnings of non-U.S. subsidiaries.  The Company considers all earnings of foreign subsidiaries to be available for repatriation to the U.S. and provides U.S. tax expense in anticipation of the repatriation of these earnings.

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

14.  Commitments and Contingencies:

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

The Company is subject to various laws and regulations regarding emissions from our plant locations. These laws and regulations may limit the amount and types of emissions that can be released into the atmosphere. In 2003, following an incident at our Kansas City, Kansas plant in which an emission control device failed, we were issued a draft Consent Agreement from the Kansas Department of Health and Environment (“KDHE”) for operating the plant without such emission control device in place. In February 2006, the Company received a revised Consent Agreement and is currently negotiating with the KDHE regarding the settlement of this revised Consent Agreement.  The Company has a reserve of approximately $300 in accrued liabilities as of June 30, 2006 for estimated civil penalties and supplemental environmental projects.

The Company triggered the requirement of New Jersey’s Industrial Site Recovery Act (“ISRA”) statute as part of the due diligence performed in connection with the Transactions in December 2004.  As required under ISRA, a General Information Notice with respect to our two New Jersey locations was filed with the New Jersey Department of Environmental Protection (“NJDEP”) in December 2004.  Based on a preliminary review of the facilities by the NJDEP, the Company estimated that $500 would be required for contamination assessment and removal work at these facilities, and recorded a reserve for such amount as of December 31, 2005. During the quarter ended June 30, 2006, it was determined that additional removal and remediation work would be required and the reserve was increased by $500 to $1,000 to cover the estimated cost of such work. There may be additional costs related to the remediation of these two facilities, but until further investigation takes place, the Company cannot reasonably estimate the amount of additional liability that may exist.  However, the total costs for remediation of these two facilities are not expected to exceed $1,500.

15.  Related Party Transactions:

The Company, J.P. Morgan Partners (BHCA), L.P. and its affiliates and Peak Investments, LLC, and Holdings entered into management agreements relating to the provision of certain financial and strategic advisory services and consulting services.  The Company paid a one-time fee in the amount of $10,000 on February 11, 2005 for structuring the Transactions.  Such payment was recorded in other operating expense for the twenty weeks ended June 30, 2005.  In addition, the Company agreed to pay to the Sponsors a quarterly monitoring fee of $500 which commenced in 2006. The management agreement also provides for the reimbursement of any fees payable by Holdings for the maintenance of its corporate existence, corporate overhead expenses and for salaries and other compensation of certain employees who perform services for both Holdings and the Company.

16.  Business Segments:

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

The table below presents information about the reported segments:

	Successor		Successor		Predecessor
			Six months	Twenty weeks	Six weeks
	Three months ended		ended	ended	ended
	June 30,		June 30,	June 30,	February 11,
	2006	2005	2006	2005	2005

Net Sales:
Chemicals	$118,723	$107,640	$241,673	$160,341	$48,264
Potters	70,404	68,455	114,196	90,967	15,931
Total	$189,127	$176,095	$355,869	$251,308	$64,195

Adjusted EBITDA (1):
Chemicals	$30,470	$25,197	$62,159	$39,689	10,290
Potters	15,323	15,814	23,087	19,477	2,771
Segments adjusted EBITDA	$45,793	$41,011	$85,246	$59,166	$13,061

(1)                                       Adjusted earnings before interest, income taxes, depreciation and amortization (“Adjusted EBITDA”) consists of EBITDA adjusted for items such as impairment charges, certain environmental and other expenses, purchase accounting impacts, severance and merger related costs. Management evaluates the performance of its segments and allocates resources based on several factors, of which the primary measure is Adjusted EBITDA. Adjusted EBITDA does not represent cash flow for periods presented and should not be considered as an alternative to net income as an indicator of the Company’s operating performance or as an alternative to cash flows as a source of liquidity. Adjusted EBITDA as defined by the Company may not be comparable with EBITDA or Adjusted EBITDA as defined by other companies.

A reconciliation from Segments Adjusted EBITDA to pre-tax income follows:

	Successor		Successor		Predecessor
			Six months	Twenty weeks	Six weeks
	Three months ended		ended	ended	ended
	June 30,		June 30,	June 30,	February 11,
	2006	2005	2006	2005	2005

Segments adjusted EBITDA	$45,793	$41,011	$85,246	$59,166	$13,061
Less:
Interest expense	13,037	10,303	25,677	15,654	771
Depreciation and amortization	11,828	8,511	23,371	16,566	4,436
Loss (gain) on disposal of assets	(8)	10	15	(166)	—
Corporate expenses	6,170	4,913	10,356	7,958	2,857
Environmental and other	10	—	(35)	798	—
Write off of in-process R&D	—	—	—	3,338	—
Raw material contracts	3,132	5,850	8,271	5,850	—
Investment in affiliates step-up	297	5,506	595	5,634	—
Inventory step-up	—	2,819	—	10,519	—
Management advisory fees	500	—	1,000	—	—
Operational restructuring charges	125	42	2,535	3,929	5,604
Merger related costs	465	1,362	543	20,030	8,713
Minority interest	(192)	(65)	(310)	(137)	(59)

Income (loss) before income taxes and minority interest	$10,429	$1,760	$13,228	$(30,807)	$(9,261)

17.  Guarantor and Nonguarantor Statements:

In connection with the Transactions described in Note 1 and as a part of the related financings, the Company issued $275,000 of 7.5% senior subordinated notes due 2013.  The notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior indebtedness of the Company that does not contain similar subordination provisions, and guaranteed on a full, unconditional, joint and several basis by the Company’s 100% owned domestic subsidiaries.

The following consolidating financial information presents:

•                     Consolidating balance sheets as of June 30, 2006 and December 31, 2005 for the Successor, statements of operations for the three months and six months ended June 30, 2006, and the twenty weeks ended June 30, 2005 for the Successor and the six weeks ended February 11, 2005 for the Predecessor. The related statements of cash flows for the six months ended June 30, 2006 and the twenty weeks ended June 30, 2005 for the Successor and the six weeks ended February 11, 2005 for the Predecessor.

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

PQ CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET—SUCCESSOR

June 30, 2006

(in thousands)

(unaudited)

	Parent	Guarantor	Nonguarantor		Consolidated
	company	subsidiaries	subsidiaries	Eliminations	total
ASSETS
Cash and cash equivalents	$76	$299	$9,448	$—	$9,823
Receivables, net	31,149	26,652	59,410	—	117,211
Intercompany receivable	—	115,880	—	(115,880)	—
Inventories	27,140	29,879	37,539	—	94,558
Prepaid and other current assets	19,875	—	6,051	—	25,926

Total current assets	78,240	172,710	112,448	(115,880)	247,518

Investments in subsidiaries	402,471	120,292	—	(522,763)	—
Investments in affiliated companies	58,837	3,024	3,563	—	65,424
Property, plant and equipment, net	112,315	39,927	168,109	—	320,351
Goodwill	166,713	66,603	—	—	233,316
Tradenames	32,400	20,600	—	—	53,000
Other intangible assets, net	45,607	21,411	640	—	67,658
Other long-term assets	31,245	510	3,659	—	35,414
Total assets	$927,828	$445,077	$288,419	$(638,643)	$1,022,681

LIABILITIES AND STOCKHOLDERS’ EQUITY
Revolvers, notes payable and current maturities of long-term debt	$31,352	$—	$2,709	$—	$34,061
Cash overdraft	3,650	1,460	374	—	5,484
Accounts payable	18,124	8,557	26,700	—	53,381
Intercompany payable	35,210	—	80,670	(115,880)	—
Accrued liabilities	33,758	9,184	7,735	—	50,677

Total current liabilities	122,094	19,201	118,188	(115,880)	143,603

Long-term debt	631,935	—	—	—	631,935
Deferred income taxes	74,142	23,405	20,826	—	118,373
Other long-term liabilities	60,996	—	24,191	—	85,187
Minority interest in equity of subsidiaries	—	—	4,922	—	4,922
Commitments and contingencies
Stockholders’ equity	38,661	402,471	120,292	(522,763)	38,661
Total liabilities and stockholders’ equity	$927,828	$445,077	$288,419	$(638,643)	$1,022,681

PQ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET—SUCCESSOR
December 31, 2005
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

PQ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS—SUCCESSOR
For the three months ended June 30, 2006
(in thousands)
(unaudited)

	Parent	Guarantor	Nonguarantor		Consolidated
	company	subsidiaries	subsidiaries	Eliminations	total
Sales	$63,734	$45,417	$79,976	$—	$189,127
Cost of goods sold	48,867	33,604	61,506	—	143,977
Gross profit	14,867	11,813	18,470	—	45,150

Selling, general and administrative expenses	9,823	2,960	7,913	—	20,696
Other operating expense	2,163	848	2	—	3,013
Operating (loss) income	2,881	8,005	10,555	—	21,441

Equity in net income (loss) of affiliated companies	14,630	843	115	(13,309)	2,279
Interest expense (income), net	14,089	(2,828)	1,776	—	13,037
Other expense (income)	87	(4,624)	4,791	—	254
Income (loss) before taxes and minority interest	3,335	16,300	4,103	(13,309)	10,429

Provision for income taxes	(58)	3,865	3,037	—	6,844
Minority interest	—	—	192	—	192
Net income (loss)	$3,393	$12,435	$874	$(13,309)	$3,393

PQ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS—SUCCESSOR
For the three months ended June 30, 2005
(in thousands)
(unaudited)

	Parent	Guarantor	Nonguarantor		Consolidated
	company	subsidiaries	subsidiaries	Eliminations	total

Sales	$61,585	$36,481	$78,029	$—	$176,095
Cost of goods sold	52,003	21,479	64,333	—	137,815

Gross profit	9,582	15,002	13,696	—	38,280

Selling, general and administative expenses	7,935	3,685	8,223	—	19,843
Other operating expense (income)	2,276	377	(177)	—	2,476

Operating (loss) income	(629)	10,940	5,650	—	15,961

Equity in net income (loss) of affiliated companies	6,017	4,264	109	(14,120)	(3,730)
Interest expense (income), net	11,568	(2,932)	1,667	—	10,303
Other (income) expense	(5,974)	6,905	(763)	—	168

Income (loss) before taxes and minority interest	(206)	11,231	4,855	(14,120)	1,760

Provision (benefit) for income taxes	(2,633)	1,367	534	—	(732)
Minority interest	—	—	65	—	65

Net income (loss)	$2,427	$9,864	$4,256	$(14,120)	$2,427

PQ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS—SUCCESSOR
For the six months ended June 30, 2006
(in thousands)
(unaudited)

	Parent	Guarantor	Nonguarantor		Consolidated
	company	subsidiaries	subsidiaries	Eliminations	total

Sales	$133,176	$71,617	$151,076	$—	$355,869
Cost of goods sold	105,091	52,573	117,879	—	275,543

Gross profit	28,085	19,044	33,197	—	80,326

Selling, general and administrative expenses	18,499	5,679	15,245	—	39,423
Other operating expense (income)	6,358	1,301	(11)	—	7,648

Operating income	3,228	12,064	17,963	—	33,255

Equity in net income (loss) of affiliated companies	25,533	4,564	234	(24,634)	5,697
Interest expense (income), net	27,648	(5,482)	3,511	—	25,677
Other (income) expense	(444)	(4,241)	4,732	—	47

Income (loss) before taxes and minority interest	1,557	26,351	9,954	(24,634)	13,228

Provision (benefit) for income taxes	(2,538)	6,344	5,017	—	8,823
Minority interest	—	—	310	—	310

Net income (loss)	$4,095	$20,007	$4,627	$(24,634)	$4,095

PQ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS—SUCCESSOR
For the twenty weeks ended June 30, 2005
(in thousands)
(unaudited)

	Parent	Guarantor	Nonguarantor		Consolidated
	company	subsidiaries	subsidiaries	Eliminations	total

Sales	$91,297	$45,166	$114,845	$—	$251,308
Cost of goods sold	74,911	28,028	101,057	—	203,996

Gross profit	16,386	17,138	13,788	—	47,312

Selling, general and administative expenses	18,054	5,668	12,793	—	36,515
Other operating expense (income)	18,385	727	(6)	—	19,106

Operating (loss) income	(20,053)	10,743	1,001	—	(8,309)

Equity in net income (loss) of affiliated companies	12,385	(403)	196	(11,749)	429
Interest expense (income), net	16,143	(2,932)	2,443	—	15,654
Other expense (income)	7,456	(899)	716	—	7,273

Income (loss) before taxes and minority interest	(31,267)	14,171	(1,962)	(11,749)	(30,807)

Provision (benefit) for income taxes	(5,537)	2,018	(1,695)	—	(5,214)
Minority interest	—	—	137	—	137

Net (loss) income	$(25,730)	$12,153	$(404)	$(11,749)	$(25,730)

PQ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS—PREDECESSOR
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

PQ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS—SUCCESSOR
For the six months ended June 30, 2006
(in thousands)
(unaudited)

	Parent	Guarantor	Nonguarantor		Consolidated
	company	subsidiaries	subsidiaries	Eliminations	total
Net cash provided (used) by operating activities	$954	$4,365	$(2,306)	$—	$3,013

Cash flows from investing activities:
Purchases of property, plant and equipment	(6,380)	(4,152)	(3,844)	—	(14,376)
Purchase of other intangible assets	(1,122)	—	—	—	(1,122)
Net cash used for investing activities	(7,502)	(4,152)	(3,844)	—	(15,498)

Cash flows from financing activities:
Notes payable and cash overdrafts, net	5,521	(182)	(2,307)	—	3,032
Repayments of long-term debt	(1,826)	—	(398)	—	(2,224)
Distributions to minority shareholders			(342)	—	(342)
Dividend distribution	(1,613)	—	—	—	(1,613)
Net cash provided by (used in) financing activities	2,082	(182)	(3,047)	—	(1,147)

Effect of exchange rate changes on cash	—	—	483	—	483
Net change in cash and cash equivalents	(4,466)	31	(8,714)	—	(13,149)
Cash and cash equivalents at beginning of period	4,542	268	18,162	—	22,972
Cash and cash equivalents at end of period	$76	$299	$9,448	$—	$9,823

PQ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS—SUCCESSOR
For the twenty weeks ended June 30, 2005
(in thousands)
(unaudited)

	Parent	Guarantor	Nonguarantor		Consolidated
	company	subsidiaries	subsidiaries	Eliminations	total
Net cash (used) provided by operating activities	$(46,239)	$(2,828)	$27,968	$—	$(21,099)

Cash flows from investing activities:
Purchases of property, plant and equipment	(4,122)	(1,097)	(4,755)	—	(9,974)
Merger consideration	(626,000)	—	—	—	(626,000)
Merger costs	(6,485)	—	—	—	(6,485)
Net cash used for investing activities	(636,607)	(1,097)	(4,755)	—	(642,459)

Cash flows from financing activities:
Notes payable and cash overdrafts, net	2,108	(217)	2,267	—	4,158
Issuance of long-term debt	335,000	—	—	—	335,000
Issuance of senior notes	275,000	—	—	—	275,000
Debt acquisition costs	(16,503)	—	—	—	(16,503)
Repayments of long-term debt	(109,450)	—	(5,662)	—	(115,112)
Equity Contribution	163,600	—	—	—	163,600
Dividend distribution	—	4,313	(4,313)	—	—
Net cash provided by (used in) financing activities	649,755	4,096	(7,708)	—	646,143

Effect of exchange rate changes on cash	—	—	(294)	—	(294)
Net change in cash and cash equivalents	(33,091)	171	15,211	—	(17,709)
Cash and cash equivalents at beginning of period	33,214	346	15,197	—	48,757
Cash and cash equivalents at end of period	$123	$517	$30,408	$—	$31,048

PQ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS—PREDECESSOR
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

ITEM 2.                                                         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations covers periods both prior to and subsequent to the Transactions. Accordingly, the discussion and analysis of historical periods may not be comparable with the periods presented after the Transactions.  In addition, this Quarterly Report may contain material which includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect, when made, our current views with respect to current events and financial performance.  These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Risk Factors” and “Forward Looking Statement” as described in amendment No. 4 to our registration statement on Form S-4 as filed with the Securities and Exchange Commission (“SEC”) on May 11, 2006. Statements, other than those based on historical facts, which address activities, events or developments that we expect or anticipate may occur in the future are forward-looking statements, which are based upon a number of assumptions concerning future conditions that may ultimately prove to be inaccurate. Such statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance.  Forward-looking statements are and will be, as the case may be, subject to many risks, uncertainties and factors relating to our operations and business environment which may cause our actual results to be materially different from any future results, express or implied, by such forward-looking statements.  Except as required by law, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

On February 11, 2005, we were acquired by Niagara Holdings, Inc., or Holdings, a newly formed Delaware corporation affiliated with J.P. Morgan Partners (BHCA), L.P., or J.P. Morgan Partners, and certain affiliated funds and Peak Investments, LLC, which we refer to collectively as, the Sponsors. Pursuant to the terms of the Agreement and Plan of Merger, dated as of December 15, 2004, among PQ Corporation, Holdings and Niagara Acquisition, Inc., a wholly owned subsidiary of Holdings, (i) Niagara Acquisition, Inc. merged with and into PQ Corporation, with PQ Corporation continuing as the surviving entity and a wholly owned subsidiary of Holdings, (ii) PQ Corporation redeemed the outstanding shares of its $16.44 Preferred Stock, Class A in accordance with its terms, and (iii) the common shareholders of PQ Corporation (both Series A and Series B) and holders of options to purchase common stock of PQ Corporation received cash in exchange for their shares or for the cancellation of their options. We refer to the actions set forth in clauses (i), (ii) and (iii) collectively as, the Merger.

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

We refer to the Merger and the related financing described above, collectively as, the Transactions.

Results of Operations

The following table sets forth our consolidated statements of operations data in dollar amounts for the periods indicated.  The six and three months ended June 30, 2006 and twenty week period from February 12, 2005 to June 30, 2005 and three months ended June 30, 2005 are referred to herein as “Successor” periods.  The financial information for the six weeks ended February 11, 2005 is for the period prior to the consummation of the Transactions and referred to herein as the “Predecessor” period.  As a result of the Transactions and the resulting change in ownership, we are required to present separately our historical operating results for the Predecessor and Successor periods in the six months ended June 30, 2005 under U.S. GAAP.  The results of operations below include entries for the effects of purchase accounting adjustments for the Successor periods only and therefore are not comparable to the Predecessor period.  Refer to the discussions below for detail regarding the effects of purchase accounting adjustments in regard to comparability.

	Successor		Successor		Predecessor
	Three months ended June 30,	Three months ended June 30,	Six months ended June 30,	Twenty weeks ended June 30,	Six weeks ended February 11,
	2006	2005	2006	2005	2005

Sales	$189.1	$176.1	$355.8	$251.3	$64.2
Cost of goods	144.0	137.8	275.5	204.0	48.6

Gross profit	45.1	38.3	80.3	47.3	15.6

Selling, general and administrative expenses	20.7	19.8	39.4	36.5	11.2
Other operating expense	3.0	2.5	7.6	19.1	12.2

Operating income (loss)	21.4	16.0	33.3	(8.3)	(7.8)

Equity in net income (loss) of affiliated companies	2.3	(3.7)	5.7	0.4	(0.3)
Interest expense, net	13.0	10.3	25.7	15.6	0.8
Other non-operating expense (income)	0.3	0.2	0.1	7.3	0.4

Income (loss) before taxes and minority interest	10.4	1.8	13.2	(30.8)	(9.3)

Provision (benefit) for income taxes	6.8	(0.7)	8.8	(5.2)	(2.5)
Minority interest	0.2	0.1	0.3	0.1	—

Net income (loss)	$3.4	$2.4	$4.1	$(25.7)	$(6.8)

Three Months Ended June 30, 2006 Compared to the Three Months Ended June 30, 2005

Sales

Sales for the three months ended June 30, 2006 were $189.1 million compared with $176.1 million for the three months ended June 30, 2005.  Overall, sales in the second quarter of 2006 increased by $13.0 million or 7% compared with sales for the same quarter in 2005. Increases in sales as compared to the prior year period were primarily the result of average selling price increases and product mix.  Price increases were implemented to mitigate the impact of increased energy, raw materials and transportation costs in both the Chemicals and Potters divisions.

Chemicals division.  Sales of the Chemicals division for the three months ended June 30, 2006 were $118.7 million compared with $107.6 million for the three months ended June 30, 2005.  Overall, sales in the second quarter of 2006 increased by $11.1 million compared with sales for the same quarter in 2005. This was a 10% increase in net sales which was primarily a result of higher average selling prices of $12.8 million as well as the favorable impact of foreign currency exchange of $1.6 million.  The impact of lower volumes for the quarter resulted in a reduction in sales of $3.3 million, primarily as a result of the timing of customer orders and resulting large volume of shipments in the first quarter of 2006.  Average selling prices increased primarily as a result of changes in product mix and price increases intended to mitigate the impact of higher energy, raw materials and transportation costs.  The favorable currency exchange impact was largely due to the strengthening of the Canadian dollar in comparison to the U.S. dollar during the quarter ended June 30, 2006.

Potters division.  Sales of the Potters division for the three months ended June 30, 2006 were $70.4 million compared with $68.5 million for the three months ended June 30, 2005.  Overall, sales in the second quarter of 2006 increased by $1.9 million compared with sales for the same quarter in 2005. This was a 3% increase in net sales which was a result of changes in product mix and selling price increases which were intended to mitigate the impact of higher energy, raw materials and transportation costs compared with the prior year quarter.

Gross profit

Gross profit for the three months ended June 30, 2006 was $45.1 million compared with $38.3 million for the three months ended June 30, 2005.  Overall, gross profit in the second quarter of 2006 increased by $6.8 million compared with gross profit for the same period in 2005. The favorable effects of higher average selling prices and product mix contributed $14.9 million and the effects of foreign currency translation added another $0.9 million.  Increases in production and transportation costs partially offset the selling price increases by $10.6 million and lower sales volumes reduced gross profit by $2.2 million. Approximately $3.8 million of this increase was the result of a reduction in expense related to purchase accounting, primarily from the expense for the post-acquisition sales of inventories written up to fair value at the date of the Transactions and amortization of favorable raw material supply contracts.

Chemicals division.  Gross profit for the three months ended June 30, 2006 was $25.6 million compared with $20.8 million for the three months ended June 30, 2005. Overall, gross profit in the second quarter of 2006 increased by $4.8 million compared with gross profit for the same period in 2005. The favorable effects of higher average selling prices and product mix contributed $13.0 million and the impacts of foreign currency exchange added another $0.2 million. Increases in production and transportation costs reduced gross profit by $7.9 million and lower volume contributed $2.0 million to the reduction in gross profit.  The majority of the production cost increases was due to higher energy and raw materials costs compared with the prior year period. Approximately $1.5 million of the increase in gross profit was the result of a reduction in expense related to purchase accounting, primarily from lower amortization of favorable revaluation of raw materials supply contracts and the 2005 post-acquisition sales of inventories written up to fair value at the date of the Transactions.

Potters division.  Gross profit for the three months ended June 30, 2006 was $19.5 million compared with $17.5 million for the three months ended June 30, 2005. Overall, gross profit in the second quarter of 2006 increased by $2.0 million compared with gross profit for the same period in 2005. Approximately $2.3 million of this increase was the result in a reduction in expense related to purchase accounting, primarily from the 2005 post-acquisition sales of inventories written up to fair value at the date of the Transactions. Volume was slightly lower than the prior year period by $0.2 million. The favorable impacts of selling price increases, product mix and foreign currency exchange rates were offset by higher energy, raw materials and transportation costs.

Selling, general and administrative expenses (SG&A)

SG&A expenses for the three months ended June 30, 2006 were $20.7 million compared with $19.8 million for the three months ended June 30, 2005, an increase of $0.9 million or 5%.  The increase in SG&A expenses was primarily due to various professional fees including tax and accounting services incurred during the current year quarter.

Other operating (income) expense

Other operating expense for the three months ended June 30, 2006 was $3.0 million compared with $2.5 million for the three months ended June 30, 2005, an increase of $0.5 million.  Contributing to the increase was the $0.5 million fee paid to the Sponsors during the quarter ended June 30, 2006 for monitoring services as part of the management agreement.

Equity in net income of affiliated companies

Equity in net income of affiliated companies for the three months ended June 30, 2006 was $2.3 million compared with a loss of $3.7 million for the three months ended June 30, 2005, an increase of $6.0 million. Both the current year and prior year period results were reduced by $0.3 million to reflect the amortization of intangible assets and increased depreciation of property, plant and equipment that resulted from fair market value purchase accounting adjustments.  The significant increase in the quarter ended June 30, 2006 was primarily due to higher expense from purchase accounting adjustments in the quarter ended June 30, 2005 in the amount of $5.2 million for post-acquisition sales of inventories written up to fair value at the date of the Transactions.  In addition, the remaining increase of $0.8 million was due primarily to a favorable mix of product sales.

Interest expense, net

Interest expense, net for the three months ended June 30, 2006 was $13.0 million compared with $10.3 million for the three months ended June 30, 2005, an increase of $2.7 million. Overall, interest expense, net was higher by $2.1 million due to increases in the variable interest rate on our senior credit facility and $0.6 million due to additional borrowings under our senior credit facility. Effective January 10, 2006, the interest rate on our $275.0 million senior subordinated notes was increased 25 basis points to 7.75% as a result of missing the deadline for having a registration statement declared effective by the SEC.  The interest rate on the notes reverted to 7.5% once the registration statement on Form S-4 was declared effective by the SEC on May 12, 2006.

Other non-operating (income) expense

Other non-operating expense was $0.3 million for the three months ended June 30, 2006 compared with expense of $0.2 million for the three months ended June 30, 2005.  Other non-operating expense for both the 2006 and 2005 periods consisted primarily of foreign currency gains and losses, and miscellaneous financial income and expense.

Provision (benefit) for income taxes

The provision for income taxes for the three months ended June 30, 2006 was $6.8 million, or 65% of pre-tax income, compared with a benefit of $0.7 million for the three months ended June 30, 2005. The effective tax rate for the second quarter 2006 was higher than the U.S. federal tax rate primarily due to the deferred U.S. tax effects on the earnings of non-U.S. subsidiaries which were not considered to be permanently reinvested. In a like manner, the effective tax rate on the tax benefit of pre-tax income during the three months ended June 30, 2005 was lower than the U.S. federal rate due to the deferred U.S. tax effects on the earnings of non-U.S. subsidiaries.

Net income

For the foregoing reasons and taking into account the deductions for minority interest in each period presented, net income was $3.4 million for the three months ended June 30, 2006 compared with net income of $2.4 million for the three months ended June 30, 2005.

Six Months Ended June 30, 2006 Compared to the Twenty Weeks Ended June 30, 2005 for the Successor and Six Weeks Ended February 11, 2005 for the Predecessor

Sales

Sales for the six months ended June 30, 2006 were $355.8 million compared with $251.3 million for the twenty weeks ended June 30, 2005 for the Successor and $64.2 million for the six weeks ended February 11, 2005 for the Predecessor.  Overall, Successor sales in the first half of 2006 increased by $40.3 million or 13% compared with Successor and Predecessor sales for the 2005 periods. Increases in sales as compared to the prior year periods were primarily the result of higher average selling prices as well as increased sales volumes in both the Chemicals and Potters divisions.

Chemicals division.  Sales of the Chemicals division for the six months ended June 30, 2006 were $241.6 million compared with $160.3 million for the twenty weeks ended June 30, 2005 for the Successor and $48.3 million for the six weeks ended February 11, 2005 for the Predecessor.  Overall, Successor sales in the first half of 2006 increased by $33.0 million compared with Successor and Predecessor sales for the 2005 periods. This was a 16% increase in net sales which was primarily a result of favorable changes in product mix and selling price increases of $28.0 million, as well as the impact of increased volume of $4.5 million.  The impact of foreign currency exchange rates resulted in a net increase in sales of $0.5 million, primarily as a result of the stronger Canadian dollar in comparison to the U.S. dollar. Selling prices were increased in order to mitigate the impact of the higher energy, raw materials and transportation costs. Sales volumes were favorable compared with the prior year periods, with increases in sales into several end-markets including oil drilling additives and zeolite-based laundry detergents.

Potters division.  Sales of the Potters division for the six months ended June 30, 2006 were $114.2 million compared with $91.0 million for the twenty weeks ended June 30, 2005 for the Successor and $15.9 million for the six weeks ended February 11, 2005 for the Predecessor.  Overall, Successor sales in the first half of 2006 increased by $7.3 million, or 7% compared with Successor and Predecessor sales for the first half of 2005. This increase in net sales was primarily a result of increased sales volumes of $5.3 million as well as higher average selling prices of $2.6 million. Sales volume increased as a result of strong demand in North America. Higher average selling prices were the result of favorable product mix and price increases designed to compensate for higher energy, raw materials and transportation costs.  The unfavorable impact of foreign currency exchange rates, primarily as a result of the weakening of certain Asia-Pacific currencies in comparison to the U.S. dollar, reduced sales by $0.6 million.

Gross profit

Gross profit for the six months ended June 30, 2006 was $80.3 million compared with $47.3 million for the twenty weeks ended June 30, 2005 for the Successor and $15.6 million for the six weeks ended February 11, 2005 for the Predecessor.  Overall, Successor gross profit in the first half of 2006 increased by $17.4 million compared with Successor and Predecessor gross profit for the first half of 2005. Approximately $8.4 million of this increase was the result of a reduction in expense related to purchase accounting, primarily from the 2005 Successor period expense for the post-acquisition sales of inventories written up to fair value at the date of the Transactions.  The effects of higher selling prices and product mix contributed $29.9 million, while increases in production and transportation costs reduced gross profit by $26.5 million. Increased sales volume added $4.7 million, and the favorable impact of foreign currency exchange rates, primarily as a result of the strengthening of the Canadian dollar in comparison to the U.S. dollar, increased gross profit by $0.9 million.

Chemicals division.  Gross profit for the six months ended June 30, 2006 was $49.3 million compared with $25.9 million for the twenty weeks ended June 30, 2005 for the Successor and $11.4 million for the six weeks ended February 11, 2005 for the Predecessor. Overall, Successor gross profit in the first half of 2006 increased by $12.0 million compared with Successor and Predecessor gross profit for the first half of 2005. The favorable effects of higher selling prices and product mix contributed $27.8 million, while increases in production and transportation costs reduced gross profit by $21.0 million. Increased sales volume added $1.9 million and the favorable impacts of foreign currency exchange contributed $0.4 million to the increase. In addition, $2.9 million of the increase in gross profit was the result of a reduction in expense related to purchase accounting, primarily from the 2005 post-acquisition sales of inventories written up to fair value at the date of the Transactions, partially offset by higher amortization of favorable revaluation of raw materials supply contracts in 2006.

Potters division.  Gross profit for the six months ended June 30, 2006 was $31.0 million compared with $21.4 million for the twenty weeks ended June 30, 2005 for the Successor and $4.2 million for the six weeks ended February 11, 2005 for the Predecessor. Overall, gross profit in the first half of 2006 increased by $5.4 million compared with Successor and Predecessor gross profit for the first half of 2005. This increase was the result of a reduction in expense related to purchase accounting, primarily from the 2005 post-acquisition sales of inventories written up to fair value at the date of the Transactions.  The favorable impacts of volume, product mix and price increases were substantially offset by higher energy, raw materials and transportation costs during the six months ended June 30, 2006 in comparison to the prior year.

Selling, general and administrative expenses

SG&A expenses for the six months ended June 30, 2006 were $39.4 million compared with $36.5 million for the twenty weeks ended June 30, 2005 for the Successor and $11.2 million for the six weeks ended February 11, 2005 for the Predecessor.  Overall, SG&A in the first half of 2006 decreased by $8.3 million compared with Successor and Predecessor SG&A for the first half of 2005.  The decrease in SG&A expenses was primarily due to certain Transactions-related expenses incurred during the Successor twenty weeks ended June 30, 2005 and Predecessor six weeks ended February 11, 2005. These expenses totaled $6.5 million, the majority of which related to the write-off of acquired in-process research and development and the accelerated vesting of the Predecessor’s stock options and awards. The balance of the decrease in SG&A expense of $1.8 million was primarily the result of the current year benefit of corporate cost reduction efforts that were put in place subsequent to the date of the Transactions.

Other operating expense

Other operating expense for the six months ended June 30, 2006 was $7.6 million compared with $19.1 million for the twenty weeks ended June 30, 2005 for the Successor and $12.2 million for the six weeks ended February 11, 2005 for the Predecessor.  Overall, Successor other operating expense in the first half of 2006 decreased $23.7 million compared with Successor and Predecessor other operating expense for the first half of 2005. Contributing to the decrease was the change-in-control severance benefits paid to former company executives in 2005 related to the Transactions in the amount of $9.5 million.  In addition, costs incurred in 2005 in connection with the acquisition of the Company amounted to $19.1 million. Both 2006 and 2005 include amortization due to the recognition of intangible assets for purchase accounting of $2.8 million and $2.4 million, respectively.  Included in the amount for the six months ended June 30, 2006, was $2.4 million in costs incurred to improve the efficiency of certain plant operations and the $1.0 million fee paid to the Sponsors during the six months ended June 30, 2006 for monitoring services as stipulated in the management agreement.

Equity in net income of affiliated companies

Equity in net income of affiliated companies for the six months ended June 30, 2006 was $5.7 million compared with $0.4 million for the twenty weeks ended June 30, 2005 for the Successor and a loss of $0.3 million for the six weeks ended February 11, 2005 for the Predecessor.  Overall, Successor equity in net income of affiliated companies in the first half of 2006 increased by $5.6 million compared with Successor and Predecessor equity income for the first half of 2005.  Both the current year and prior year Successor period results were reduced to reflect the amortization of intangible assets and increased depreciation of property, plant and equipment that resulted from fair market value purchase accounting adjustments of $0.6 million and $0.4 million in 2006 and 2005, respectively. The significant increase in the six months ended June 30, 2006 compared to the first half of 2005 was primarily due to purchase accounting expenses in the twenty weeks ended June 30, 2005 in the amount of $5.2 million for post-acquisition sales of inventories written up to fair value at the date of the Transactions. The remaining difference was primarily due to the favorable mix of product sales.

Interest expense, net

Interest expense, net for the six months ended June 30, 2006 was $25.7 million compared with $15.6 million for the twenty weeks ended June 30, 2005 for the Successor and $0.8 million for the six weeks ended February 11, 2005 for the Predecessor.  Overall, Successor interest expense, net increased due to the higher levels of debt incurred as a result of the Transactions.  In addition, interest expense increased in 2006 due to increases in the variable interest rate on our senior credit facility and additional borrowings under the senior credit facility. Effective January 10, 2006, the interest rate on our $275.0 million senior subordinated notes was increased 25 basis points to 7.75% as a result of missing the deadline for having the registration statement declared effective by the SEC. However, the interest rate on the notes reverted to 7.5% once the registration statement was declared effective by the SEC on May 12, 2006.

Other non-operating (income) expense

Other non-operating expense was $0.1 million for the six months ended June 30, 2006 compared with expense of $7.3 million for the twenty weeks ended June 30, 2005 for the Successor and $0.4 million for the six weeks ended February 11, 2005 for the Predecessor.  Other non-operating expense for the twenty weeks ended June 30, 2005 consisted of costs incurred as a result of the Transactions including $5.2 million in “make-whole” payments for the early payment of the Predecessor’s debt and $2.3 million in financing fees for access to a bridge credit facility during the Transactions.  The remainder of other non-operating expense for 2006 and 2005 consisted primarily of foreign currency gains and losses, and miscellaneous financial income and expense.

Provision (benefit) for income taxes

The provision for income taxes for the six months ended June 30, 2006 was $8.8 million, or 67% of pre-tax income, compared with benefits of $5.2 million for the twenty weeks ended June 30, 2005 for the Successor and $2.5 million for the six weeks ended February 11, 2005 for the Predecessor. The effective tax rate for the first half of 2006 was higher than the U.S. federal tax rate primarily due to the deferred U.S. tax effects on the earnings of non-U.S. subsidiaries which were not considered to be permanently reinvested.  In a like manner, the effective tax rate on the tax benefit of pre-tax losses during the Successor twenty weeks ended June 30, 2005 was lower than the U.S. federal rate due to the deferred U.S. tax effects on the earnings of non-U.S. subsidiaries. The effective tax rate on the tax benefits of pre-tax losses in both the Successor and Predecessor periods in 2005 were significantly lower than the U.S. federal tax rate due to the impact of certain non-deductible expenses incurred in conjunction with the acquisition of the Company.

Net income (loss)

For the foregoing reasons, and the deductions for minority interest in each period presented, net income was $4.1 million for the six months ended June 30, 2006 compared with net loss of $25.7 million for the twenty weeks ended June 30, 2005 for the Successor and $6.8 million for the six weeks ended February 11, 2005 for the Predecessor.

Liquidity and Capital Resources

Cash and cash equivalents at June 30, 2006 were $9.8 million, which was a decrease of $13.1 million from December 31, 2005.

Net cash provided by operating activities was $3.0 million for the six months ended June 30, 2006 compared to $28.1 million cash used during the same period in 2005.  The main contributor to the improvement from the prior year period was the elimination of $35.2 million of costs related to the Transactions.  Increased cash from operations, due to increased sales and operating income versus the prior year period, were offset by increased interest payments of $15.9 million.

Net cash used in investing activities was $15.5 million for the six months ended June 30, 2006 compared to $644.8 million during the same period in 2005.  The decrease versus the prior year was due to $632.5 million in consideration paid to effect the Transactions in February 2005.  The remaining difference was due to slightly higher capital spending versus the prior year as well as the acquisition of intangibles assets, consisting primarily of customer lists, in June 2006.

Net cash used for financing activities was $1.1 million for the six months ended June 30, 2006 compared to net cash provided of $692.1 million during the same period in 2005.  The current year primarily consists of drawings on the revolving credit facility offset by dividends distributions and quarterly debt payments.  The prior year included $163.6 million in equity contributions and $610.0 million in proceeds from the issuance of new debt that together were used to finance the Transactions.  Prior year outflows included $16.5 million of capitalized debt acquisition costs and payments of $115.1 million for principal due on the Predecessor’s existing debt.  Offsetting the $115.1 million was approximately $44.9 million that the Predecessor had drawn on the existing credit facility prior to the Transactions.

In connection with the Transactions, we incurred significant indebtedness.  As of June 30, 2006 our total debt was $666.0 million. Borrowings under the term loan are due and payable in quarterly installments of $0.9 million. The remaining balance of the term loan is due and payable in full in 2012. The revolving credit facility is available until 2011. In addition to paying interest on outstanding principal amounts under our credit facilities, we are required to pay a commitment fee to the lenders for the unused portion of the revolving credit facility.

Our senior secured credit facility contains various restrictive covenants. It restricts us from prepaying other indebtedness, including our senior subordinated notes, and requires us to maintain a specified minimum interest coverage ratio of 2.0, and a maximum total leverage ratio of 6.5 at June 30, 2006.  In addition, our senior secured credit facility restricts our ability to incur indebtedness or liens, make investments or declare or pay dividends and limits our annual capital spending. The indenture governing our senior subordinated notes among other things: (i) limits our ability and the ability of our subsidiaries to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates; (ii) places restrictions on the ability of certain of our subsidiaries to pay dividends or make certain payments to us; and (iii) places restrictions on our ability and the ability of our subsidiaries to merge or consolidate with any other person or sell, assign, transfer, convey or otherwise dispose of all or substantially all of our assets. At June 30, 2006, we were in compliance with our loan covenants.

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

We have entered into forward contracts with respect to the purchase of natural gas in our domestic operations. These contracts had a fair value of $10.2 million and $30.9 million at June 30, 2006 and December 31, 2005, respectively. The respective current and non-current balances are recorded in prepaid and other current assets and other long-term assets. The related offset is recorded in other comprehensive income (loss), net of tax. Realized gains and losses on natural gas hedges are included in production costs and subsequently charged to cost of goods sold in the period in which inventory is sold.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. As described more fully below, based upon that evaluation and because the Company has not substantially completed its remediation of the material weaknesses identified as of December 31, 2005, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective to accomplish their objectives as of June 30, 2006.

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

To address the material weaknesses described above, the Company performed additional analyses and other post-closing procedures to ensure that the consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). Accordingly, management, including the Chief Executive Officer and Chief Financial Officer, believe the consolidated financial statements included in this report present, in all material respects, the Company’s financial condition, results of operations and cash flows for the quarter ended June 30, 2006.

There have been no changes in our internal control over financial reporting during our fiscal quarter ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, management as well as the Audit Committee recognizes that the Company will have to take measures in order to remediate the two material weaknesses described above.  The Company has completed an independent assessment of its external financial reporting function in order to help determine the appropriate level of staffing, skill sets and processes necessary to implement an effective control environment.  Management expects to implement certain recommendations resulting from the assessment in the third and fourth quarters of 2006.

PART II.

OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

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

We are subject to various laws and regulations regarding emissions from our plant locations. These laws and regulations may limit the amount and types of emissions that can be released into the atmosphere. In 2003, following an incident at our Kansas City, Kansas plant in which an emission control device failed, we were issued a draft Consent Agreement from the Kansas Department of Health and Environment (“KDHE”) for operating the plant without such emission control device in place.  In February 2006, we received a revised Consent Agreement and are currently negotiating with the KDHE regarding the settlement of this revised Consent Agreement.  We have a reserve of $0.3 million as of June 30, 2006 for estimated civil penalties and supplemental environmental projects.

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

We triggered the requirement of New Jersey’s Industrial Site Recovery Act (“ISRA”) statute as part of the due diligence performed in connection with the Transactions in December 2004.  As required under ISRA, a General Information Notice with respect to our two New Jersey locations was filed with the New Jersey Department of Environmental Protection (“NJDEP”) in December 2004.  Based on a preliminary review of the facilities by the NJDEP, we estimate that $0.5 million will be required for contamination assessment and removal work at these facilities, and recorded a reserve for such amount as of December 31, 2005. During the quarter ended June 30, 2006, it was determined that additional removal and remediation work would be required and the reserve was increased by $0.5 million to $1.0 million to cover the estimated cost of such work. There may be additional costs related to the remediation of these two facilities, but until further investigation takes place, we cannot reasonably estimate the amount of additional liability that may exist.  However, the total costs for remediation of these two facilities are not expected to exceed $1.5 million.

ITEM 1A.  RISK FACTORS

There have been no material changes to the disclosure related risk factors made in our Registration Statement on Form S-4, as filed with the SEC on May 11, 2006.

ITEM 2.     UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.     OTHER INFORMATION

None.

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

Date: August 14, 2006