Form 10-Q
period 2006-09-30
PQ CORP
filed 2006-11-14
CIK 1329364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-125750

PQ CORPORATION

(Exact name of registrant as specified in our charter)

Pennsylvania	23-0972750
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1200 West Swedesford Road Berwyn, Pennsylvania	19312
(Address of principal executive offices)	(Zip Code)

(610) 651-4200

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     ☒      No     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer     ☐      Accelerated filer     ☐     Non-accelerated filer     ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes     ☐      No     ☒

As of November 14, 2006, the number of shares outstanding of the registrant’s common stock, par value $0.50 per share, was 1 share.

PART I.

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PQ CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	September 30,	December 31,
	2006	2005

ASSETS
Cash and cash equivalents	$10,959	$22,972
Receivables, net	116,717	90,714
Inventories	86,682	84,239
Prepaid and other current assets	19,226	38,333

Total current assets	233,584	236,258

Investments in affiliated companies	71,570	64,417
Property, plant and equipment, net	315,071	318,337
Goodwill	231,936	234,483
Tradenames	53,000	53,000
Other intangible assets, net	63,223	77,650
Other long-term assets	32,438	45,728

Total assets	$1,000,822	$1,029,873

LIABILITIES AND STOCKHOLDER’S EQUITY
Revolver, notes payable and current maturities of long-term debt	$21,688	$26,689
Cash overdraft	4,737	9,957
Accounts payable	48,162	51,302
Accrued liabilities	50,923	53,978

Total current liabilities	125,510	141,926

Long-term debt	631,022	633,821
Deferred income taxes	112,802	127,806
Other long-term liabilities	82,485	74,714
Minority interest in equity of subsidiaries	4,836	5,047
Commitments and contingencies
Stockholder’s equity	44,167	46,559

Total liabilities and stockholder’s equity	$1,000,822	$1,029,873

See accompanying notes to condensed consolidated financial statements.

PQ CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

(unaudited)

	Successor
	Three months ended September 30,
	2006	2005

Sales	$191,999	$170,974
Cost of goods sold	147,223	135,803

Gross profit	44,776	35,171

Selling, general and administrative expenses	21,837	19,820
Other operating expense (income)	1,739	(2,075)

Operating income	21,200	17,426

Equity in net income of affiliated companies	6,210	2,277
Interest expense, net	13,140	10,716
Other expense	94	255

Income before income taxes and minority interest	14,176	8,732

Provision for income taxes	6,501	9,820
Minority interest	194	106

Net income (loss)	$7,481	$(1,194)

See accompanying notes to condensed consolidated financial statements.

PQ CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

(unaudited)

	Successor		Predecessor
	Nine months	Thirty-three	Six weeks
	ended	weeks ended	ended
	September 30,	September 30,	February 11,
	2006	2005	2005

Sales	$547,868	$422,282	$64,195
Cost of goods sold	422,766	339,799	48,576

Gross profit	125,102	82,483	15,619

Selling, general and administrative expenses	61,260	56,335	11,221
Other operating expense	9,387	17,031	12,267

Operating income (loss)	54,455	9,117	(7,869)

Equity in net income (loss) of affiliated companies	11,907	2,706	(265)
Interest expense, net	38,817	26,370	771
Other expense	141	7,528	356

Income (loss) before income taxes and minority interest	27,404	(22,075)	(9,261)

Provision (benefit) for income taxes	15,324	4,606	(2,522)
Minority interest	504	243	59

Net income (loss)	$11,576	$(26,924)	$(6,798)

See accompanying notes to condensed consolidated financial statements.

PQ CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Successor		Predecessor
	Nine months	Thirty-three	Six weeks
	ended	weeks ended	ended
	September 30,	September 30,	February 11,
	2006	2005	2005

Net cash provided by (used for) operating activities	$23,639	$6,244	$(6,965)

Cash flows from investing activities:
Purchases of property, plant and equipment	(19,765)	(15,563)	(2,358)
Purchase of other intangible assets	(1,131)	—	—
Merger consideration	—	(626,000)	—
Merger costs, capitalized	—	(6,485)	—
Net cash used for investing activities	(20,896)	(648,048)	(2,358)

Cash flows from financing activities:
Revolvers, notes payable and cash overdrafts, net	(9,636)	2,624	44,857
Issuance of long-term debt	—	335,000	—
Issuance of senior notes	—	275,000	—
Debt acquisition costs	—	(16,503)	—
Repayments of long-term debt	(3,563)	(115,949)	—
Proceeds from issuances of treasury stock	—	—	1,161
Purchases of stock	—	—	(47)
Equity contribution	—	164,188	—
Distributions to minority interests	(391)	(185)	—
Dividend distribution	(1,613)	—	—
Net cash (used for) provided by financing activities	(15,203)	644,175	45,971

Effect of exchange rate changes on cash	447	(1,991)	(700)

Net change in cash and cash equivalents	(12,013)	380	35,948

Cash and cash equivalents at beginning of period	22,972	48,757	12,809
Cash and cash equivalents at end of period	$10,959	$49,137	$48,757

See accompanying notes to condensed consolidated financial statements.

PQ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

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

The condensed consolidated financial statements included herein are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and the United States Securities and Exchange Commission (“SEC”) regulations.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations for interim reporting.  In the opinion of management, all adjustments of a normal and recurring nature necessary to present fairly the financial position and results of operations have been included. The results of operations are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2005, as included within amendment No. 3 to Form S-4 which was declared effective by the SEC on May 12, 2006.

2.                  Recently Issued Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109.” This Interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a threshold condition that a tax position must meet for any of the benefit of the uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding derecognition, classification and disclosure of these uncertain tax positions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006.  The Company is currently evaluating the impact of this Interpretation on its financial statements.

In September 2006, Staff Accounting Bulletin (“SAB”) 108 was released. The bulletin establishes an approach that requires quantification of financial statement errors based on the effects of the error on each of the Company’s financial statements and the related financial statement disclosures.  SAB 108 is effective for the fiscal year ending  December 31, 2006. The Company does not expect the adoption of this standard to have a significant impact on its financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurement. Companies are required to adopt the new standard for fiscal periods beginning after November 15, 2007. The Company is currently evaluating the impact of this standard on its financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”  SFAS No. 158 requires employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements.  The provisions of SFAS No. 158 are effective for the Company for the fiscal year ending December 31, 2007. The Company is currently evaluating the impact of the provisions of SFAS No. 158 on its financial statements.

In September 2006, the FASB issued FASB Staff Position (“FSP”) No.  AUG AIR-1, “Accounting for Planned Major Maintenance Activities.”  The FSP prohibits companies from accruing the cost of planned major maintenance in advance of the activities actually occurring.  This FSP is effective for fiscal years beginning after December 15, 2006.  The adoption of FSP No. AUG AIR-1 is not expected to have a significant impact on the Company’s financial statements.

3.  Business Combination:

SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” govern the accounting and reporting for business combinations. SFAS No. 141 requires all business combinations to be accounted for using the purchase method of accounting.  SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives will not be amortized, but will be tested for impairment on at least an annual basis. The Successor has accounted for the Transactions in accordance with these standards. The Merger was treated as a purchase with Holdings as the accounting acquirer in accordance with SFAS No. 141.

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

The closing of the Transactions represented a change in control under certain executives’ employment agreements. As a result, the Company recorded a charge in other operating expense of approximately $5,600 for severance provided to certain executives terminated before the closing of the Transactions in the Predecessor’s Statement of Operations. In addition, the Successor was required to pay $3,929 pursuant to these agreements to executives who resigned subsequent to the Transactions and recorded a charge for such amount in the Successor’s Consolidated Statement of Operations for the thirty-three week period ended September 30, 2005.

The Company incurred other costs relating to the Transactions, primarily for Sponsor fees, broker fees, legal and consulting of approximately $6,158 and $13,003 that were recorded in other operating expense for the six week period ended February 11, 2005 and thirty-three week ended period September 30, 2005, respectively.  The amount of Transaction expenses incurred during the three months ended September 30, 2005 was $354.

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

In accordance with the requirements of the purchase method of accounting for acquisitions, inventories as of February 11, 2005 were recorded at net realizable value (which is defined as estimated selling prices less the sum of (a) costs of disposal and (b) a reasonable profit allowance for the selling effort of the acquiring entity) which, in the case of finished products, was $24,555 higher than the Predecessor’s historical manufacturing cost. The Successor’s cost of products sold for the three month and thirty-three week periods ended September 30, 2005, respectively, includes a pre-tax charge of $418 and $9,992 relating to the step-up of finished product sold.

In addition, certain raw material inventory purchased under favorable supply agreements was revalued to fair market value, which was $2,473 higher than historical cost. The Successor’s cost of products sold includes a pre-tax charge of $0 and $942 relating to the step-up of raw materials used in finished products sold for the three month and thirty-three week periods ended September 30, 2005.

The Company recorded a liability of $4,456 for building leases that were above fair market value at the date of the Transactions. The liability was determined by comparing our lease terms to those currently available for similar properties. The Successor’s Statement of Operations includes income from amortization of the unfavorable lease liability of $84 and $321 for the three and nine months ended September 30, 2006, respectively, and $103 and $281 for the three months and thirty-three weeks ended September 30, 2005, respectively.

In May 2005, management finalized plans to terminate certain employees in the United States and at certain foreign subsidiaries. Employees terminated under this plan are entitled to receive severance pay and benefits totaling approximately $5,200 which was included in accrued liabilities in the opening balance sheet of the Successor. Cash expenditures toward this program of $731 and $1,450 were made during the three and nine month periods ended September 30, 2006, respectively, and charged against the reserve.  Substantially all payments related to the remaining reserve of $514 should be completed by December 31, 2006.

During the third quarter ended September 30, 2006, goodwill and the deferred income tax liability were reduced by $1,479 to reflect the correction of a 2005 error in the calculation of deferred taxes on undistributed earnings of non-U.S. subsidiaries that was attributable to the opening balance sheet.  This error correction is not material to the financial position of the Company as of September 30, 2006 or December 31, 2005.  Accordingly, prior period financial statements have not been restated.

4.  Pro Forma Information:

The following schedule includes statements of operations data for the prior year unaudited results as if the Transactions had occurred on January 1, 2005. The pro forma information includes the actual results with adjustments for the pro forma effect of the change in interest expense related to the changes in capital structure resulting from the financings discussed in Note 9, purchase accounting adjustments resulting in changes to depreciation and amortization expenses, the revaluation of inventory to fair market value, amortization of the step up of investment in affiliates and the reduction in pension and postretirement benefit expense resulting from the elimination of the unamortized actuarial losses and prior service costs and the unamortized transition obligation.

The unaudited pro forma information is provided for illustrative purposes only. It does not purport to represent what the results of operations would have been had the Transactions occurred on the date indicated above, nor does it purport to project the results of operations for any future period.

Pro forma nine months ended September 30,
2005

Net sales	$486,477
Net income (loss)	(6,851)

Included in the net loss for the pro forma nine months ended September 30, 2005 were after-tax charges of $6,752 for the amortization of inventory revalued in purchase accounting, $3,338 for the write-off of acquired in-process research and development, $3,242 for the amortization of inventory of our equity affiliates that was revalued in purchase accounting and $8,624 for amortization of favorable raw materials supply contracts.

5.  Comprehensive Income (Loss):

The following table summarizes comprehensive income (loss), net of tax:

	Successor		Successor		Predecessor
			Nine months	Thirty-three	Six weeks
	Three months ended		ended	weeks ended	ended
	September 30,		September 30,	September 30,	February 11,
	2006	2005	2006	2005	2005

Net income (loss)	$7,481	$(1,194)	$11,576	$(26,924)	$(6,798)

Gains (losses) in fair values of derivatives qualifying as hedges	(3,737)	15,101	(16,564)	20,373	785
Foreign currency translation adjustments	1,736	492	4,128	(11,014)	(4,676)

Comprehensive income (loss)	$5,480	$14,399	$(860)	$(17,565)	$(10,689)

6.  Inventories:

Inventories were classified and valued as follows:

	September 30,	December 31,
	2006	2005

Finished products and work in process	$65,036	$64,436
Raw materials	21,646	19,803
	$86,682	$84,239

Valued at lower of cost or market:
LIFO basis	51,141	50,864
FIFO basis	7,641	5,997
Average cost basis	27,900	27,378
	$86,682	$84,239

7.  Property, Plant and Equipment:

A summary of property, plant and equipment, at cost, and related accumulated depreciation and depreciation expense is as follows:

	September 30,	December 31,
	2006	2005

Land	$57,210	$57,148
Buildings	99,138	97,785
Machinery and equipment	203,459	188,836
Construction in progress	20,243	9,747
	380,050	353,516
Less: accumulated depreciation	64,979	35,179
	$315,071	$318,337

Depreciation expense was $30,853 for the nine months ended September 30, 2006, $23,626 for the thirty-three weeks ended September 30, 2005 and $4,290 for the six weeks ended February 11, 2005.

8.  Goodwill and Other Intangible Assets:

During the third quarter, the Company completed its annual SFAS No. 142 impairment review for 2006 and determined that goodwill and indefinite-lived intangible assets were not impaired as of the September 30th measurement date.  For purposes of this review, we utilized discounted cash flow analyses for estimating the fair value of the reporting units.

Gross carrying amounts and accumulated amortization for intangible assets with estimable useful lives are as follows:

	September 30, 2006			December 31, 2005
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Amounts	Amortization	Balance	Amounts	Amortization	Balance
Formulations and product technology	$ 53,200	$ (7,205)	$ 45,995	$ 53,200	$ (3,920)	$ 49,280
Non compete agreements	4,131	(2,089)	2,042	3,900	(1,140)	2,760
Customer lists	900	(15)	885	—	—	—
Raw material contracts	43,648	(29,684)	13,964	43,648	(18,453)	25,195
Railcar leases	509	(172)	337	509	(94)	415
Total	$ 102,388	$ (39,165)	$ 63,223	$ 101,257	$ (23,607)	$ 77,650

On June 20, 2006, the Company acquired certain intangible assets in the United States for a total purchase price of $1,131.  The Company allocated $900 of the purchase price to customer lists acquired and approximately $231 to a non-compete agreement contained in the asset purchase agreement.

Total amortization of intangibles was $15,614 for the nine months ended September 30, 2006, $16,168 for the thirty-three weeks ended September 30, 2005 and $146 for the six weeks ended February 11, 2005.  Total amortization of intangibles included $11,231 and $12,258 related to raw material contracts that was recorded to cost of goods sold in the Consolidated Statements of Operations for the nine months ended September 30, 2006 and thirty-three weeks ended September 30, 2005, respectively.

The amortization periods for customer lists, formulations and product technology and non-compete agreements and railcar leases are fifteen years, twelve years, and three to five years, respectively.  The amortization period for raw material contracts is based on the terms of the contracts; the longest of which is three years in duration.

9.  Long-term Debt:

The summary of long-term debt is as follows:

	September 30,	December 31,
	2006	2005

Senior secured term loans with interest at 7.4% as of September 30, 2006	$ 359,674	$ 362,412
Senior subordinated notes due 2013	275,000	275,000
Revolving credit agreements	17,817	22,120
Other	219	978
	652,710	660,510

Less: current portion	21,688	26,689
	$ 631,022	$ 633,821

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

On February 11, 2005, the Company entered into a senior secured credit facility (“Senior Credit Facility”) having a term loan in the amount of $335,000 with a maturity date of February 11, 2012, and received cash proceeds of approximately $324,950 after deducting underwriting fees and expenses. Interest on the term loan is variable and is equal to LIBOR plus a margin of 2.0%. The Senior Credit Facility requires minimum quarterly principal payments of $917 on the term loan, as well as prepayments from all “net proceeds” received and “excess cash flow,” if applicable. In accordance with the Senior Credit Facility, net proceeds generally relate to proceeds received from the issuance or incurrence of certain indebtedness or proceeds received on the disposition of assets, adjusted for certain costs and expenses, and are payable promptly upon receipt subject, in the case of net proceeds from asset dispositions, to meeting the thresholds described below. Net proceeds prepayments in respect of asset dispositions are not payable unless they are in excess of certain minimum amounts, both on an individual basis for any given disposition and in the aggregate for dispositions that, individually, would not meet the threshold. Excess cash flow is to be calculated annually and is defined as earnings before interest, taxes, depreciation and amortization (“EBITDA”) adjusted for various expenditures and/or proceeds commencing with the 2005 fiscal year. Prepayments with respect to excess cash flow, if any, are to be made on an annual basis. The detailed calculations supporting those two prepayments are defined in the credit agreement. The Company performed the calculation for fiscal year 2005 and determined that no excess payment was required.  The remaining principal balance of the term loan is due upon maturity.  At September 30, 2006, we were in compliance with our loan covenants.

The Senior Credit Facility also provides for up to $100,000 in revolving credit borrowings. Borrowings under the revolving facility bear interest at a rate equal to the base or LIBOR rate elected by the Company at the time of borrowing plus a margin which can range from 0.75% to 2.25%, based on the rate elected and the consolidated leverage ratio of the Company. In addition, there is an annual commitment fee equal to 0.5% of the unused revolving credit borrowings available under the Senior Credit Facility. Revolving credit borrowings are payable at the option of the Company throughout the term of the Senior Credit Facility with the balance due February 11, 2011. There was $15,700 and $20,000 in outstanding revolving credit borrowings under the Senior Credit Facility as of September 30, 2006 and December 31, 2005, respectively.

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

10.  Financial Instruments:

The Company has cross-currency interest rate swap agreements denominated in euros that mature in 2009 and in Canadian dollars that mature in 2010.  These swap agreements are designated as a hedge of the net investment in our European and Canadian operations, respectively.  The fair value of the net liability is recorded in other liabilities with a related offset to foreign currency translation adjustments, net of taxes.  The contracts had a net liability balance of $14,944, and $6,753 as of September 30, 2006 and December 31, 2005, respectively.  In the event the euro or Canadian dollar strengthens against the U.S. dollar the fair value of the liability will increase.

The Company is exposed to risks in energy costs due to fluctuations in energy prices, particularly natural gas.  There is a hedging program in the United States which allows us to mitigate exposure to natural gas volatility with futures contracts.  The futures contracts had a fair value of $4,125, and $30,950 at September 30, 2006 and December 31, 2005, respectively. Fair value is determined based on estimated amounts that would be received or paid to terminate the contracts at the reporting date based on quoted market prices of comparable contracts. The respective current and non-current balances are recorded in prepaid and other current assets and other long-term assets. The related gains or losses are recorded in stockholder’s equity as a component of other comprehensive income (loss), net of tax. Realized gains and losses on natural gas hedges are included in production costs and subsequently charged to cost of goods sold in the period in which inventory is sold.

11.  Pension and Post Retirement Benefits:

Components of net periodic expense are as follows:

	Successor		Successor		Predecessor
			Nine months	Thirty-three	Six weeks
	Three months ended		ended	weeks ended	ended
	September 30,		September 30,	September 30,	February 11,
	2006	2005	2006	2005	2005
Pension Benefits - U.S. and Canada
Service cost	$ (636)	$ (862)	$ (2,419)	$ (2,348)	$ (385)
Interest cost	(1,976)	(1,793)	(5,520)	(4,493)	(830)
Expected return on assets	2,453	2,265	7,049	5,636	1,016
Net amortization	—	—	—	—	(288)
Net periodic expense	$ (159)	$ (390)	$ (890)	$ (1,205)	$ (487)

	Successor		Successor		Predecessor
			Nine months	Thirty-three	Six weeks
	Three months ended		ended	weeks ended	ended
	September 30,		September 30,	September 30,	February 11,
	2006	2005	2006	2005	2005
Pension Benefits - Other Plans
Service cost	$ (669)	$ (871)	$ (1,902)	$ (1,907)	$ (377)
Interest cost	(452)	(305)	(1,099)	(678)	(167)
Expected return on assets	205	162	594	303	79
Net amortization	9	—	27	—	(59)
Net periodic expense	$ (907)	$ (1,014)	$ (2,380)	$ (2,282)	$ (524)

	Successor		Successor		Predecessor
			Nine months	Thirty-three	Six weeks
	Three months ended		ended	weeks ended	ended
	September 30,		September 30,	September 30,	February 11,
	2006	2005	2006	2005	2005
Post Retirement Benefits
Service cost	$ —	$ (55)	$ —	$ (291)	$ (51)
Interest cost	(157)	(313)	(472)	(697)	(127)
Net amortization	112	—	336	—	(28)
Net periodic expense	$ (45)	$ (368)	$ (136)	$ (988)	$ (206)

The Company incurred net periodic expense related to the Company’s defined benefit supplementary retirement plan of $569, $311 and $157 for the nine months ended September 30, 2006, the thirty-three weeks ended September 30, 2005 and the six weeks ended February 11, 2005, respectively.

The Company made contributions of $397 and $3,980 to the U.S. and Canadian pension plans and other pension plans, respectively, for the nine months ended September 30, 2006.  For the retiree health plans, the Company made payments of $1,351 for the nine months ended September 30, 2006.  In addition, the Company made contributions of approximately $1,198 to defined contribution plans for the nine months ended September 30, 2006.

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

Subsequent to the Transactions, Holdings adopted a restricted stock plan for which 19,800 shares of Holdings Class A common stock were awarded to certain executives of the Company in 2005.  There has been no restricted stock activity in the current year.  The weighted average grant date fair value of the restricted stock is $21.37 per share.  The restricted stock vests as follows: 10% of each grant vests on February 11 in each year 2006 to 2010, subject to the executive’s continued service with the Company on such date and subject to 100% vesting upon the earlier of an initial public offering of stock by, or change of control of, Holdings, and subject to accelerated vesting upon certain specified events of termination of service; and the vesting of 50% of each grant is based on performance measures at the time of an initial public offering of stock by, or earlier change of control of, Holdings.  Compensation expense for the awards was $27 and $81 for the three and nine months ended September 30, 2006, respectively.  As of September 30, 2006, there was $149 of unrecognized compensation cost related to nonvested restricted stock which is expected to be recognized over a weighted average period of 1.37 years.

13.  Income Taxes:

The effective tax provision rate of 56% on the Company’s consolidated pre-tax income for the nine months ended September 30, 2006 differs from the U.S. statutory tax rate of 35.0% principally due to the U.S. tax effects on the earnings of non-U.S. subsidiaries.  The Company considers all earnings of foreign subsidiaries to be available for repatriation to the U.S. and provides U.S. tax expense in anticipation of the repatriation of these earnings.  The effective tax provision rate of 21% and 27% on the Company’s consolidated pre-tax loss for the thirty-three weeks ended September 30, 2005 and six weeks ended February 11, 2005, respectively, differ from the U.S. statutory tax rate of 35% principally due to non-deductible and partially deductible costs incurred related to the purchase Transactions.  The Successor period in 2005 was also affected by the U.S. tax effects on the earnings of non-U.S. subsidiaries.

The Company has incurred a significant increase in interest expense from acquisition indebtedness in connection with the Transactions in 2005, substantially all of which is in the U.S.  The increase in interest expense significantly limits the Company’s ability to use foreign tax credits to offset U.S. tax on dividends from foreign subsidiaries.  In addition, the Company’s carryforward of its 2005 net operating loss to 2006 for U.S. federal income tax purposes further limits the use of foreign tax credits in 2006 and further increases the U.S. tax provision on 2006 earnings of foreign subsidiaries.

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

The Company is subject to various laws and regulations regarding emissions from our plant locations. These laws and regulations may limit the amount and types of emissions that can be released into the atmosphere. In 2003, following an incident at our Kansas City, Kansas plant in which an emission control device failed, we were issued a draft Consent Agreement from the Kansas Department of Health and Environment (“KDHE”) for operating the plant without such emission control device in place. In October 2006, the Company agreed to a Consent Order that requires payment of a civil penalty of $200 and supplemental environmental projects of approximately $100 which were fully reserved in accrued liabilities as of September 30, 2006.

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

15.  Related Party Transactions:

The Company, J.P. Morgan Partners (BHCA), L.P. and its affiliates and Peak Investments, LLC, and Holdings entered into management agreements relating to the provision of certain financial and strategic advisory services and consulting services.  The Company paid a one-time fee in the amount of $10,000 on February 11, 2005 for structuring the Transactions.  Such payment was recorded in other operating expense for the thirty-three weeks ended September 30, 2005.  In addition, the Company agreed to pay to the Sponsors a quarterly monitoring fee of $500 which commenced in 2006. The management agreement also provides for the reimbursement of any fees payable by Holdings for the maintenance of its corporate existence, corporate overhead expenses and for salaries and other compensation of certain employees who perform services for both Holdings and the Company.

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

The table below presents information about the reported segments:

	Successor		Successor		Predecessor
			Nine months	Thirty-three	Six weeks
	Three months ended		ended	weeks ended	ended
	September 30,		September 30,	September 30,	February 11,
	2006	2005	2006	2005	2005

Net Sales:
Chemicals	$ 126,183	$ 105,329	$ 367,856	$ 266,150	$ 48,264
Potters	65,816	65,645	180,012	156,132	15,931
Total	$ 191,999	$ 170,974	$ 547,868	$ 422,282	$ 64,195

Adjusted EBITDA (1):
Chemicals	$ 36,223	$ 24,811	$ 98,382	$ 64,500	$ 10,290
Potters	14,729	14,103	37,816	33,580	2,771
Segments adjusted EBITDA	$ 50,952	$ 38,914	$ 136,198	$ 98,080	$ 13,061

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

A reconciliation from Segments Adjusted EBITDA to pre-tax income follows:

	Successor		Successor		Predecessor
			Nine months	Thirty-three	Six weeks
	Three months ended		ended	weeks ended	ended
	September 30,		September 30,	September 30,	February 11,
	2006	2005	2006	2005	2005
Segments adjusted EBITDA	$ 50,952	$ 38,914	$ 136,198	$ 98,080	$ 13,061
Less:
Interest expense	13,140	10,716	38,817	26,370	771
Depreciation and amortization	11,544	10,685	34,915	27,251	4,436
Loss (gain) on disposal of assets	3	177	18	11	—
Corporate expenses	8,391	5,390	18,747	13,348	2,857
Environmental and other	9	1,483	(26)	2,284	—
Benefit plan curtailments	—	(5,979)	—	(5,979)	—
Write off of in-process R&D	—	—	—	3,338	—
Raw material contracts	2,960	6,408	11,231	12,258	—
Investment in affiliates step-up	298	255	893	5,889	—
Inventory step-up	—	418	—	10,934	—
Management advisory fees	500	—	1,500	—	—
Operational restructuring charges	125	333	2,660	4,262	5,604
Merger related costs	—	402	543	20,432	8,713
Minority interest	(194)	(106)	(504)	(243)	(59)
Income (loss) before income taxes and minority interest	$ 14,176	$ 8,732	$ 27,404	$ (22,075)	$ (9,261)

17.  Investment in Affiliates

Following is summarized financial information of our Zeolyst International joint venture that qualifies as a significant subsidiary:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005

Net sales	$ 20,522	$ 20,636	$ 70,551	$ 78,630
Gross profit	16,099	9,119	38,783	30,800
Operating income	12,890	5,024	25,297	16,720
Net income	12,874	4,962	25,114	16,025

This joint venture, and our other investments in affiliated companies, is accounted for under the equity method. The summarized financial information above excludes expenses related to purchase accounting fair value adjustments of $298 and $255 for the three months ended September 30, 2006 and 2005, respectively, and $893 and $5,889 for the nine months ended September 30, 2006 and 2005, respectively. These purchase accounting adjustments were established as a result of the Transactions and the related amortization expense is reflected as a reduction in the Company’s equity in net income of affiliated companies for the respective periods.

18.  Guarantor and Nonguarantor Statements:

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

The following consolidating financial information presents:

•  Consolidating balance sheets as of September 30, 2006 and December 31, 2005 for the Successor, statements of operations for the three months and nine months ended September 30, 2006, and the three months and thirty-three weeks ended September 30, 2005 for the Successor and the six weeks ended February 11, 2005 for the Predecessor. The related statements of cash flows for the nine months ended September 30, 2006 and the thirty-three weeks ended September 30, 2005 for the Successor and the six weeks ended February 11, 2005 for the Predecessor.

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

PQ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET - SUCCESSOR
September 30, 2006
(in thousands)
(unaudited)

	Parent	Guarantor	Nonguarantor		Consolidated
	company	subsidiaries	subsidiaries	Eliminations	total
ASSETS
Cash and cash equivalents	$ 76	$ 446	$ 10,437	$ —	$ 10,959
Receivables, net	34,295	22,280	60,142	—	116,717
Intercompany receivable	—	135,381	—	(135,381)	—
Inventories	26,631	25,430	34,621	—	86,682
Prepaid and other current assets	13,582	340	5,304	—	19,226
Total current assets	74,584	183,877	110,504	(135,381)	233,584

Investments in subsidiaries	414,903	125,155	—	(540,058)	—
Investments in affiliated companies	64,976	2,992	3,602	—	71,570
Property, plant and equipment, net	111,320	39,745	164,006	—	315,071
Goodwill	165,333	66,603	—	—	231,936
Tradenames	32,400	20,600	—	—	53,000
Other intangible assets, net	41,802	20,888	533	—	63,223
Other long-term assets	28,379	618	3,441	—	32,438
Total assets	$ 933,697	$ 460,478	$ 282,086	$ (675,439)	$ 1,000,822

LIABILITIES AND STOCKHOLDER’S EQUITY
Revolvers, notes payable and current maturities of long-term debt	$ 19,352	$ —	$ 2,336	$ —	$ 21,688
Cash overdraft	2,675	1,536	526	—	4,737
Accounts payable	18,148	7,839	22,175	—	48,162
Intercompany payable	63,134	—	72,247	(135,381)	—
Accrued liabilities	18,259	12,795	19,869	—	50,923
Total current liabilities	121,568	22,170	117,153	(135,381)	125,510

Long-term debt	631,022	—	—	—	631,022
Deferred income taxes	78,004	23,405	11,393	—	112,802
Other long-term liabilities	58,936	—	23,549	—	82,485
Minority interest in equity of subsidiaries	—	—	4,836	—	4,836
Commitments and contingencies
Stockholder’s equity	44,167	414,903	125,155	(540,058)	44,167
Total liabilities and stockholder’s equity	$ 933,697	$ 460,478	$ 282,086	$ (675,439)	$ 1,000,822

PQ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET - SUCCESSOR
December 31, 2005
(in thousands)
(unaudited)

	Parent	Guarantor	Nonguarantor		Consolidated
	company	subsidiaries	subsidiaries	Eliminations	total
ASSETS
Cash and cash equivalents	$ 4,542	$ 268	$ 18,162	$ —	$ 22,972
Receivables, net	30,344	10,182	50,188	—	90,714
Intercompany receivable	—	109,874	—	(109,874)	—
Inventories	26,462	25,700	32,077	—	84,239
Prepaid and other current assets	33,408	198	4,727	—	38,333

Total current assets	94,756	146,222	105,154	(109,874)	236,258

Investments in subsidiaries	369,053	109,719	—	(478,772)	—
Investments in affiliated companies	61,432	2,985	—	—	64,417
Property, plant and equipment, net	116,924	34,547	166,866	—	318,337
Goodwill	167,880	66,603	—	—	234,483
Tradenames	32,400	20,600	—	—	53,000
Other intangible assets, net	52,957	22,458	2,235	—	77,650
Other long-term assets	41,957	378	3,393	—	45,728
Total assets	$ 937,359	$ 403,512	$ 277,648	$ (588,646)	$ 1,029,873

LIABILITIES AND STOCKHOLDER’S EQUITY
Revolvers, notes payable and current maturities of long-term debt	$ 23,652	$ —	$ 3,037	$ —	$ 26,689
Cash overdraft	5,829	1,641	2,487	—	9,957
Accounts payable	20,199	6,447	24,656	—	51,302
Intercompany payable	26,642	—	83,232	(109,874)	—
Accrued liabilities	36,234	2,966	14,778	—	53,978
Total current liabilities	112,556	11,054	128,190	(109,874)	141,926

Long-term debt	633,761	—	60	—	633,821
Deferred income taxes	93,508	23,405	10,893	—	127,806
Other long-term liabilities	50,975	—	23,739	—	74,714
Minority interest in equity of subsidiaries	—	—	5,047	—	5,047
Commitments and contingencies
Stockholder’s equity	46,559	369,053	109,719	(478,772)	46,559
Total liabilities and stockholder’s equity	$ 937,359	$ 403,512	$ 277,648	$ (588,646)	$ 1,029,873

PQ CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS - SUCCESSOR

For the three months ended September 30, 2006

(in thousands)

(unaudited)

	Parent	Guarantor	Nonguarantor		Consolidated
	company	subsidiaries	subsidiaries	Eliminations	total

Sales	$65,436	$41,952	$84,611	$—	$191,999
Cost of goods sold	50,823	30,713	65,687	—	147,223

Gross profit	14,613	11,239	18,924	—	44,776

Selling, general and administrative expenses	11,787	2,679	7,371	—	21,837
Other operating expense	976	720	43	—	1,739

Operating income	1,850	7,840	11,510	—	21,200

Equity in net income (loss) of affiliated companies	18,575	5,423	97	(17,885)	6,210
Interest expense (income), net	14,385	(2,966)	1,721	—	13,140
Other (income) expense	(491)	(42)	627	—	94

Income (loss) before taxes and minority interest	6,531	16,271	9,259	(17,885)	14,176

Provision (benefit) for income taxes	(950)	3,834	3,617	—	6,501
Minority interest	—	—	194	—	194

Net income (loss)	$7,481	$12,437	$5,448	$(17,885)	$7,481

PQ CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS - SUCCESSOR

For the three months ended September 30, 2005

(in thousands)

(unaudited)

	Parent	Guarantor	Nonguarantor		Consolidated
	company	subsidiaries	subsidiaries	Eliminations	total

Sales	$59,993	$38,898	$72,083	$—	$170,974
Cost of goods sold	49,401	30,014	56,388	—	135,803

Gross profit	10,592	8,884	15,695	—	35,171

Selling, general and administative expenses	8,555	3,764	7,501	—	19,820
Other operating (income) expense	(2,772)	561	136	—	(2,075)

Operating income	4,809	4,559	8,058	—	17,426

Equity in net income (loss) of affiliated companies	6,728	(1,463)	22	(3,010)	2,277
Interest expense (income), net	11,006	(2,038)	1,748	—	10,716
Other (income) expense	(405)	(4,933)	5,593	—	255

Income before taxes and minority interest	936	10,067	739	(3,010)	8,732

Provision for income taxes	2,130	5,566	2,124	—	9,820
Minority interest	—	—	106	—	106

Net income (loss)	$(1,194)	$4,501	$(1,491)	$(3,010)	$(1,194)

PQ CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS - SUCCESSOR

For the nine months ended September 30, 2006

(in thousands)

(unaudited)

	Parent	Guarantor	Nonguarantor		Consolidated
	company	subsidiaries	subsidiaries	Eliminations	total

Sales	$198,612	$113,569	$235,687	$—	$547,868
Cost of goods sold	155,914	83,286	183,566	—	422,766

Gross profit	42,698	30,283	52,121	—	125,102

Selling, general and administrative expenses	30,286	8,358	22,616	—	61,260
Other operating expense	7,334	2,021	32	—	9,387

Operating income	5,078	19,904	29,473	—	54,455

Equity in net income (loss) of affiliated companies	44,108	9,987	331	(42,519)	11,907
Interest expense (income), net	42,033	(8,448)	5,232	—	38,817
Other (income) expense	(935)	(4,283)	5,359	—	141

Income (loss) before taxes and minority interest	8,088	42,622	19,213	(42,519)	27,404

Provision (benefit) for income taxes	(3,488)	10,178	8,634	—	15,324
Minority interest	—	—	504	—	504

Net income (loss)	$11,576	$32,444	$10,075	$(42,519)	$11,576

PQ CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS - SUCCESSOR

For the thirty-three weeks ended September 30, 2005

(in thousands)

(unaudited)

	Parent	Guarantor	Nonguarantor		Consolidated
	company	subsidiaries	subsidiaries	Eliminations	total

Sales	$151,290	$84,064	$186,928	$—	$422,282
Cost of goods sold	124,312	58,042	157,445	—	339,799

Gross profit	26,978	26,022	29,483	—	82,483

Selling, general and administative expenses	26,609	9,432	20,294	—	56,335
Other operating expense	15,613	1,288	130	—	17,031

Operating (loss) income	(15,244)	15,302	9,059	—	9,117

Equity in net income (loss) of affiliated companies	19,113	(1,865)	218	(14,760)	2,706
Interest expense (income), net	27,149	(4,970)	4,191	—	26,370
Other expense (income)	7,051	(5,832)	6,309	—	7,528

Income (loss) before taxes and minority interest	(30,331)	24,239	(1,223)	(14,760)	(22,075)

Provision (benefit) for income taxes	(3,407)	7,584	429	—	4,606
Minority interest	—	—	243	—	243

Net (loss) income	$(26,924)	$16,655	$(1,895)	$(14,760)	$(26,924)

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

PQ CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS - SUCCESSOR

For the nine months ended September 30, 2006

(in thousands)

(unaudited)

	Parent	Guarantor	Nonguarantor		Consolidated
	company	subsidiaries	subsidiaries	Eliminations	total

Net cash provided by operating activities	$17,742	$3,902	$1,995	$—	$23,639

Cash flows from investing activities:
Purchases of property, plant and equipment	(9,271)	(4,846)	(5,648)	—	(19,765)
Purchase of other intangible assets	(1,131)	—	—	—	(1,131)
Net cash used for investing activities	(10,402)	(4,846)	(5,648)	—	(20,896)

Cash flows from financing activities:
Notes payable and cash overdrafts, net	(7,454)	(106)	(2,076)	—	(9,636)
Repayments of long-term debt	(2,739)	—	(824)	—	(3,563)
Distributions to minority interests	—	—	(391)	—	(391)
Dividend distribution	(1,613)	1,228	(1,228)	—	(1,613)
Net cash (used in) provided by financing activities	(11,806)	1,122	(4,519)	—	(15,203)

Effect of exchange rate changes on cash	—	—	447	—	447

Net change in cash and cash equivalents	(4,466)	178	(7,725)	—	(12,013)

Cash and cash equivalents at beginning of period	4,542	268	18,162	—	22,972

Cash and cash equivalents at end of period	$76	$446	$10,437	$—	$10,959

PQ CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS - SUCCESSOR

For the thirty-three weeks ended September 30, 2005

(in thousands)

(unaudited)

	Parent	Guarantor	Nonguarantor		Consolidated
	company	subsidiaries	subsidiaries	Eliminations	total

Net cash (used) provided by operating activities	$(34,418)	$1,931	$38,731	$—	$6,244

Cash flows from investing activities:
Purchases of property, plant and equipment	(6,988)	(1,670)	(6,905)	—	(15,563)
Merger consideration	(626,000)	—	—	—	(626,000)
Merger costs	(6,485)	—	—	—	(6,485)

Net cash used for investing activities	(639,473)	(1,670)	(6,905)	—	(648,048)

Cash flows from financing activities:
Notes payable and cash overdrafts, net	3,034	(408)	(2)	—	2,624
Issuance of long-term debt	335,000	—	—	—	335,000
Issuance of senior notes	275,000	—	—	—	275,000
Debt acquisition costs	(16,503)	—	—	—	(16,503)
Repayments of long-term debt	(115,142)	—	(807)	—	(115,949)
Equity Contribution	164,188	—	—	—	164,188
Distributions to minority shareholders	—	—	(185)	—	(185)

Net cash provided by (used in) financing activities	645,577	(408)	(994)	—	644,175

Effect of exchange rate changes on cash	—	—	(1,991)	—	(1,991)

Net change in cash and cash equivalents	(28,314)	(147)	28,841	—	380

Cash and cash equivalents at beginning of period	33,214	346	15,197	—	48,757

Cash and cash equivalents at end of period	$4,900	$199	$44,038	$—	$49,137

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations covers periods both prior to and subsequent to the Transactions. Accordingly, the discussion and analysis of historical periods may not be comparable with the periods presented after the Transactions.  In addition, this Quarterly Report may contain material which includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect, when made, our current views with respect to current events and financial performance.  These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Risk Factors” and “Forward Looking Statements” as described in our registration statement on Form S-1 as filed with the Securities and Exchange Commission ("SEC") on October 5, 2006. Statements, other than those based on historical facts, which address activities, events or developments that we expect or anticipate may occur in the future are forward-looking statements, which are based upon a number of assumptions concerning future conditions that may ultimately prove to be inaccurate. Such statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance.  Forward-looking statements are and will be, as the case may be, subject to many risks, uncertainties and factors relating to our operations and business environment which may cause our actual results to be materially different from any future results, express or implied, by such forward-looking statements.  Except as required by law, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Results of Operations

The following table sets forth our consolidated statements of operations data in dollar amounts for the periods indicated.  The nine and three months ended September 30, 2006 and thirty-three week period from February 12, 2005 to September 30, 2005 and three months ended September 30, 2005 are referred to herein as “Successor” periods.  The financial information for the six weeks ended February 11, 2005 is for the period prior to the consummation of the Transactions and referred to herein as the “Predecessor” period.  As a result of the Transactions and the resulting change in ownership, we are required to present separately our historical operating results for the Predecessor and Successor periods in the nine months ended September 30, 2005 under U.S. GAAP.  The results of operations below include entries for the effects of purchase accounting adjustments for the Successor periods only and therefore are not comparable to the Predecessor period.  Refer to the discussions below for detail regarding the effects of purchase accounting adjustments in regard to comparability.

	Successor		Successor		Predecessor
	Three months	Three months	Nine months	Thirty-three	Six weeks
	ended	ended	ended	weeks ended	ended
	September 30,	September 30,	September 30,	September 30,	February 11,
	2006	2005	2006	2005	2005
Sales	$192.0	$171.0	$547.9	$422.3	$64.2
Cost of goods	147.2	135.8	422.8	339.8	48.6
Gross profit	44.8	35.2	125.1	82.5	15.6
Selling, general and administrative expenses	21.8	19.8	61.3	56.4	11.2
Other operating expense (income)	1.8	(2.1)	9.4	17.1	12.2
Operating income (loss)	21.2	17.5	54.4	9.0	(7.8)
Equity in net income (loss) of affiliated companies	6.2	2.2	11.9	2.7	(0.3)
Interest expense, net	13.1	10.7	38.8	26.3	0.8
Other non-operating expense	0.1	0.3	0.1	7.5	0.4
Income (loss) before taxes and minority interest	14.2	8.7	27.4	(22.1)	(9.3)
Provision (benefit) for income taxes	6.5	9.8	15.3	4.5	(2.5)
Minority interest	0.2	0.1	0.5	0.3	—
Net income (loss)	$7.5	$(1.2)	$11.6	$(26.9)	$(6.8)

Three Months Ended September 30, 2006 Compared to the Three Months Ended September 30, 2005

Sales

Sales for the three months ended September 30, 2006 were $192.0 million compared with $171.0 million for the three months ended September 30, 2005.  Overall, sales in the third quarter of 2006 increased by $21.0 million or 12% compared with sales for the same quarter in 2005. Increases in sales as compared to the prior year period were primarily the result of average selling price increases and product mix of $17.7 million. Price increases were implemented to mitigate the impact of increased energy, raw materials and transportation costs in both the Chemicals and Potters divisions. In addition, the favorable effects of foreign currency exchange rates resulted in an increase of $3.5 million.

Chemicals division.  Sales of the Chemicals division for the three months ended September 30, 2006 were $126.2 million compared with $105.4 million for the three months ended September 30, 2005.  Overall, sales in the third quarter of 2006 increased by $20.8 million compared with sales for the same quarter in 2005. This was a 20% increase in net sales which was primarily a result of higher average selling prices and product mix of $14.9 million, increased sales volume of $3.2 million as well as the favorable impact of foreign currency exchange of $2.7 million. Average selling prices increased primarily as a result of favorable changes in product mix and price increases intended to mitigate the impact of higher energy, raw materials and transportation costs. The favorable currency exchange impact was largely due to the strengthening of the Canadian dollar and the Euro in comparison to the U.S. dollar versus the quarter ended September 30, 2005.

Potters division.  Sales of the Potters division for the three months ended September 30, 2006 were $65.8 million compared with $65.6 million for the three months ended September 30, 2005.  Overall, sales in the third quarter of 2006 were in line with those of the comparable quarter of 2005.

Gross profit

Gross profit for the three months ended September 30, 2006 was $44.8 million compared with $35.2 million for the three months ended September 30, 2005.  Overall, gross profit in the third quarter of 2006 increased by $9.6 million compared with gross profit for the same period in 2005. The favorable effects of higher average selling prices and product mix, net of increases in production and transportation costs, contributed $6.6 million to gross profit and the effects of foreign currency translation added another $0.4 million. Also affecting gross profit was an increase in depreciation expense of $1.2 million as a result of additions to property, plant and equipment.  Approximately $3.9 million of the increase in gross profit was the result of a reduction in expense originating from purchase accounting, primarily from the expense for the post-acquisition sales of inventories written up to fair value at the date of the Transactions and amortization of favorable raw material supply contracts. The contribution from sales volumes was slightly down as compared with that of the comparable quarter in 2005.

Chemicals division.  Gross profit for the three months ended September 30, 2006 was $26.7 million compared with $17.2 million for the three months ended September 30, 2005. Overall, gross profit in the third quarter of 2006 increased by $9.5 million, or 55%, compared with gross profit for the same period in 2005. The favorable effects of higher average selling prices and product mix, net of increases in production and transportation costs, contributed $4.5 million and increased sales volume contributed $0.9 million. The impacts of foreign currency exchange added $0.7 million to the increase in gross profit. Approximately $3.4 million of the increase in gross profit was the result of a reduction in expense originating from purchase accounting, primarily from lower amortization of favorable revaluation of raw materials supply contracts and the 2005 post-acquisition sales of inventories written up to fair value at the date of the Transactions.

Potters division.  Gross profit for the three months ended September 30, 2006 was $18.1 million compared with $18.0 million for the three months ended September 30, 2005. Gross profit was favorably impacted by approximately $0.5 million of reduced expense related to purchase accounting, primarily from the 2005 post-acquisition sales of inventories written up to fair value at the date of the Transactions. However, the majority of this increase in gross profit was offset by slightly lower volumes for the third quarter on a comparative basis.

Selling, general and administrative expenses (SG&A)

SG&A expenses for the three months ended September 30, 2006 were $21.8 million compared with $19.8 million for the three months ended September 30, 2005, an increase of $2.0 million or 10%. The increase in SG&A expenses was primarily due to increases in performance-based compensation accruals in 2006 versus the amount recorded in the same period during 2005.

Other operating (income) expense

Other operating expense for the three months ended September 30, 2006 was $1.8 million compared with other operating income of $2.1 million for the three months ended September 30, 2005.  The prior year quarter included a net curtailment gain of $6.0 million relating to pension and post-retirement plan amendments. The prior year quarter also included a total of $1.9 million in environmental, Transactions-related and acquisition due diligence costs. Other operating (income) expense in both periods includes the amortization of intangibles of approximately $1.4 million and various miscellaneous operating costs.

Equity in net income of affiliated companies

Equity in net income of affiliated companies for the three months ended September 30, 2006 was $6.2 million compared with $2.2 million for the three months ended September 30, 2005, an increase of $4.0 million. Both the current year and prior year period results were reduced by $0.3 million to reflect the amortization of intangible assets and increased depreciation of property, plant and equipment that resulted from fair market value purchase accounting adjustments. The increase in the quarter ended September 30, 2006 was due to a favorable mix of higher gross profit product sales as well as a reduction in marketing and technical support costs.

Interest expense, net

Interest expense, net for the three months ended September 30, 2006 was $13.1 million compared with $10.7 million for the three months ended September 30, 2005, an increase of $2.4 million. Overall, interest expense, net was higher by $1.7 million due to increases in the variable interest rate on our senior credit facility and $0.7 million due to additional borrowings under our senior credit facility.

Other non-operating (income) expense

Other non-operating expense was $0.1 million for the three months ended September 30, 2006 compared with expense of $0.3 million for the three months ended September 30, 2005.  Other non-operating expense for both the 2006 and 2005 periods consisted primarily of foreign currency gains and losses and miscellaneous financing income and expense.

Provision (benefit) for income taxes

The provision for income taxes for the three months ended September 30, 2006 was $6.5 million, or 46% of pre-tax income, compared with a provision of $9.8 million for the three months ended September 30, 2005. The effective tax rate for both the third quarter 2006 and 2005 was higher than the U.S. federal tax rate primarily due to the deferred U.S. tax effects on the earnings of non-U.S. subsidiaries which were not considered to be permanently reinvested.  In addition, the effective tax rate for the third quarter of 2005 was higher as a result of an increase in the forecasted full year effective tax rate caused by an increase in forecasted earnings of U.S. locations.

Net income(loss)

For the foregoing reasons and taking into account the minority interest in earnings of subsidiaries for each period presented, net income was $7.5 million for the three months ended September 30, 2006 compared with net loss of $1.2 million for the three months ended September 30, 2005.

Nine Months Ended September 30, 2006 Compared to the Thirty-three weeks Ended September 30, 2005 for the Successor and Six Weeks Ended February 11, 2005 for the Predecessor

Sales

Sales for the nine months ended September 30, 2006 were $547.9 million compared with $422.3 million for the thirty-three weeks ended September 30, 2005 for the Successor and $64.2 million for the six weeks ended February 11, 2005 for the Predecessor. Overall, Successor sales for the nine months ended September 30, 2006 increased by $61.4 million compared with Successor and Predecessor sales for the 2005 periods. Increases in sales as compared to the prior year periods were primarily the result of higher average selling prices as well as increased sales volumes in both the Chemicals and Potters divisions.

Chemicals division.  Sales of the Chemicals division for the nine months ended September 30, 2006 were $367.9 million compared with $266.1 million for the thirty-three weeks ended September 30, 2005 for the Successor and $48.3 million for the six weeks ended February 11, 2005 for the Predecessor. Overall, Successor sales in the first nine months of 2006 increased by $53.5 million compared with Successor and Predecessor sales for the 2005 periods. This was a 17% increase in net sales reflecting favorable changes in product mix and selling price increases of $42.9 million, as well as increased sales volume of $7.3 million.  The impact of foreign currency exchange rates resulted in a net increase in sales of $3.3 million, primarily as a result of the stronger Canadian dollar in comparison to the U.S. dollar. Selling prices were increased in order to compensate for the impact of higher energy, raw materials and transportation costs. Sales volumes were favorable compared with the prior year periods as a result of increased demand.

Potters division.  Sales of the Potters division for the nine months ended September 30, 2006 were $180.0 million compared with $156.2 million for the thirty-three weeks ended September 30, 2005 for the Successor and $15.9 million for the six weeks ended February 11, 2005 for the Predecessor.  Overall, Successor sales in the nine months ended September 30, 2006 increased by $7.9 million, or 5% compared with Successor and Predecessor sales for the nine months ended September 30, 2005. This increase in net sales was primarily a result of increased sales volumes of $2.3 million as well as higher average selling prices of $5.4 million. Sales volume increased as a result of strong demand in North America. Selling prices were increased in order to compensate for the impact of higher energy, raw materials and transportation costs. The impact of foreign currency exchange rates resulted in an increase to net sales of $0.2 million.

Gross profit

Gross profit for the nine months ended September 30, 2006 was $125.1 million compared with $82.5 million for the thirty-three weeks ended September 30, 2005 for the Successor and $15.6 million for the six weeks ended February 11, 2005 for the Predecessor.  Overall, Successor gross profit for the nine months ended September 30, 2006 increased by $27.0 million compared with Successor and Predecessor gross profit for the nine months ended September 30, 2005. The effects of higher selling prices and product mix, net of increases in production and transportation costs, contributed $11.7 million.  Also affecting gross profit was an increase in depreciation expense of $2.9 million as a result of additions to property, plant and equipment.  Increased sales volume added $4.4 million, and the favorable impact of foreign currency exchange rates, primarily as a result of the strengthening of the Canadian dollar in comparison to the U.S. dollar, increased gross profit by $1.4 million. Approximately $12.4 million of this increase was the result of a reduction in expense related to purchase accounting, primarily from the 2005 Successor period expense for the post-acquisition sales of inventories written up to fair value at the date of the Transactions.

Chemicals division.  Gross profit for the nine months ended September 30, 2006 was $76.0 million compared with $42.9 million for the thirty-three weeks ended September 30, 2005 for the Successor and $11.4 million for the six weeks ended February 11, 2005 for the Predecessor. Overall, Successor gross profit for the nine months ended September 30, 2006 increased by $21.7 million compared with Successor and Predecessor gross profit for the nine months ended September 30, 2005. The favorable effects of higher selling prices and product mix, net of increases in production and transportation costs, contributed $11.0 million. Increased sales volume added $2.9 million and the favorable impacts of foreign currency exchange contributed $1.3 million to the increase. In addition, $6.5 million of the increase in gross profit was the result of a reduction in expense related to purchase accounting, primarily from the 2005 post-acquisition sales of inventories written up to fair value at the date of the Transactions and amortization of favorable revaluation of raw materials supply contracts.

Potters division.  Gross profit for the nine months ended September 30, 2006 was $49.1 million compared with $39.6 million for the thirty-three weeks ended September 30, 2005 for the Successor and $4.2 million for the six weeks ended February 11, 2005 for the Predecessor. Overall, gross profit for the nine months ended September 30, 2006 increased by $5.3 million compared with Successor and Predecessor gross profit for the nine months ended September 30, 2005. This increase was primarily the result of a reduction in expense related to purchase accounting, primarily from the 2005 post-acquisition sales of inventories written up to fair value at the date of the Transactions.  The favorable impacts of volume, product mix and price increases were offset by higher energy, raw materials and transportation costs during the nine months ended September 30, 2006 in comparison to the prior year.

Selling, general and administrative expenses (S,G&A)

SG&A expenses for the nine months ended September 30, 2006 were $61.3 million compared with $56.4 million for the thirty-three weeks ended September 30, 2005 for the Successor and $11.2 million for the six weeks ended February 11, 2005 for the Predecessor.  Overall, SG&A for the nine months ended September 30, 2006 decreased by $6.3 million compared with Successor and Predecessor SG&A for the nine months ended September 30, 2005.  The decrease in SG&A expense was primarily due to certain Transactions-related expenses incurred during the Successor thirty-three weeks ended September 30, 2005 and Predecessor six weeks ended February 11, 2005. These expenses totaled $6.2 million, the majority of which related to the write-off of acquired in-process research and development and the accelerated vesting of the Predecessor’s stock options and awards. SG&A has also benefited from the result of corporate cost reduction efforts that were put in place subsequent to the date of the Transactions.  However, these benefits have been largely offset by increased performance-based bonus accruals in the current year compared to 2005.

Other operating expense

Other operating expense for the nine months ended September 30, 2006 was $9.4 million compared with $17.1 million for the thirty-three weeks ended September 30, 2005 for the Successor and $12.2 million for the six weeks ended February 11, 2005 for the Predecessor.  Overall, Successor other operating expense for the nine months ended September 30, 2006 decreased $19.9 million compared with Successor and Predecessor other operating expense for the nine months ended September 30, 2005. Contributing to the decrease was $19.3 million in costs incurred in 2005 in connection with the acquisition of the Company. In addition, change-in-control severance benefits paid to former company executives in 2005 related to the Transactions amounted to $9.5 million. Partially offsetting these costs was a net curtailment gain of $6.0 million relating to 2005 pension and post-retirement plan amendments. Both 2006 and 2005 include amortization due to the recognition of intangible assets for purchase accounting of $4.3 million and $3.9 million, respectively. Included in the amount for the nine months ended September 30, 2006, was $2.3 million in costs incurred to improve the efficiency of plant operations for certain U.S. plants.

Equity in net income of affiliated companies

Equity in net income of affiliated companies for the nine months ended September 30, 2006 was $11.9 million compared with $2.7 million for the thirty-three weeks ended September 30, 2005 for the Successor and a loss of $0.3 million for the six weeks ended February 11, 2005 for the Predecessor.  Overall, Successor equity in net income of affiliated companies for the nine months ended September 30, 2006 increased by $9.5 million compared with Successor and Predecessor equity income for the nine months ended September 30, 2005. Both the current year and prior year Successor period results were reduced to reflect the amortization of intangible assets and increased depreciation of property, plant and equipment that resulted from fair market value purchase accounting adjustments of $0.9 million and $0.7 million in 2006 and 2005, respectively. A majority of the increase for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 was due to purchase accounting expenses in the thirty-three weeks ended September 30, 2005 in the amount of $5.2 million for post-acquisition sales of inventories written up to fair value at the date of the Transactions. The remaining difference was primarily due to the favorable mix of product sales and a reduction in marketing and technical support costs.

Interest expense, net

Interest expense, net for the nine months ended September 30, 2006 was $38.8 million compared with $26.3 million for the thirty-three weeks ended September 30, 2005 for the Successor and $0.8 million for the six weeks ended February 11, 2005 for the Predecessor.  Overall, Successor interest expense, net increased due to the higher levels of debt incurred as a result of the Transactions.  In addition, interest expense increased in 2006 due to increases in the variable interest rate on our senior credit facility and additional borrowings under the senior credit facility. Effective January 10, 2006, the interest rate on our $275.0 million senior subordinated notes was increased 25 basis points to 7.75% as a result of missing the deadline for having the registration statement declared effective by the SEC. However, the interest rate on the notes reverted to 7.5% once the registration statement was declared effective by the SEC on May 12, 2006.

Other non-operating (income) expense

Other non-operating expense was $0.1 million for the nine months ended September 30, 2006 compared with expense of $7.5 million for the thirty-three weeks ended September 30, 2005 for the Successor and $0.4 million for the six weeks ended February 11, 2005 for the Predecessor.  Other non-operating expense for the thirty-three weeks ended September 30, 2005 consisted of costs incurred as a result of the Transactions including $5.2 million in “make-whole” payments for the early payment of the Predecessor’s debt and $2.3 million in financing fees for access to a bridge credit facility during the Transactions.  The remainder of other non-operating expense for 2006 and 2005 consisted primarily of foreign currency gains and losses, and miscellaneous financial income and expense.

Provision (benefit) for income taxes

The provision for income taxes for the nine months ended September 30, 2006 was $15.3 million, or 56% of pre-tax income, compared with a provision of $4.5 million for the thirty-three weeks ended September 30, 2005 for the Successor and a benefit of $2.5 million for the six weeks ended February 11, 2005 for the Predecessor. The effective tax rate for the nine months ended September 30, 2006 was higher than the U.S. federal tax rate primarily due to the deferred U.S. tax effects on the earnings of non-U.S. subsidiaries which were not considered to be permanently reinvested.  In a like manner, the tax provision on pre-tax losses during the thirty-three weeks ended September 30, 2005 for the Successor was attributable to the impact of certain non-deductible and partially deductible costs of the Transactions as well as the deferred U.S. tax effects on the earnings of non-U.S. subsidiaries .  The effective tax rate on the tax benefits of pre-tax losses  for the six weeks ended February 11, 2005 for the Predecessor was significantly lower than the U.S.

federal tax rate due also to the impact of certain non-deductible expenses incurred in conjunction with the acquisition of the Company.

Net income (loss)

For the foregoing reasons, and after accounting for minority interest in earnings of subsidiaries for each period presented, net income was $11.6 million for the nine months ended September 30, 2006 compared with a net loss of $26.9 million for the thirty-three weeks ended September 30, 2005 for the Successor and $6.8 million for the six weeks ended February 11, 2005 for the Predecessor.

Liquidity and Capital Resources

Cash and cash equivalents at September 30, 2006 were $11.0 million, which was a decrease of $12.0 million from December 31, 2005.

Net cash provided by operating activities was $23.6 million for the nine months ended September 30, 2006 compared to $0.7 million cash used during the same period in 2005.  The primary contributors to the increase from the prior year period were the elimination of $36.6 million of costs related to the Transactions and improved operating results in 2006.  Partially offsetting these improvements were increased investment in working capital due to higher sales and raw material costs and higher interest payments due to increased levels of debt as well as higher interest on our variable rate debt.

Net cash used in investing activities was $20.9 million for the nine months ended September 30, 2006 compared to $650.4 million during the same period in 2005.  The decrease versus the prior year was due to $632.5 million in consideration paid to effect the Transactions in February 2005.  The remaining difference was due to slightly higher capital spending versus the prior year, mainly to expand capacity in certain manufacturing facilities, as well as the acquisition of intangibles assets, consisting primarily of customer lists, in June 2006.

Net cash used for financing activities was $15.2 million for the nine months ended September 30, 2006 compared to net cash provided of $690.1 million during the same period in 2005.  The current year spending primarily consists of payments made to reduce amounts outstanding on the revolving credit facility as well dividend distributions and quarterly debt payments.  The prior year included $164.2 million of equity contributions and $610.0 million in proceeds from the issuance of new debt that together were used to finance the Transactions.  Prior year outflows included $16.5 million of capitalized debt acquisition costs and payments of $115.9 million, including $114.5 million of principal due on the Predecessor’s existing debt.  Offsetting the $114.5 million was approximately $44.9 million that the Predecessor had drawn on the existing credit facility prior to the Transactions.

In connection with the Transactions, we incurred significant indebtedness.  As of September 30, 2006 our total debt was $652.7 million. Borrowings under the term loan are due and payable in quarterly installments of $0.9 million. The remaining balance of the term loan is due and payable in full in 2012. The revolving credit facility is available until 2011. In addition to paying interest on outstanding principal amounts under our credit facilities, we are required to pay a commitment fee to the lenders for the unused portion of the revolving credit facility.

Our senior secured credit facility contains various restrictive covenants. It restricts us from prepaying other indebtedness, including our senior subordinated notes, and requires us to maintain a specified minimum interest coverage ratio of 2.0x, and a maximum total leverage ratio of 6.5x at September 30, 2006.  In addition, our senior secured credit facility restricts our ability to incur indebtedness or liens, make investments or declare or pay dividends and limits our annual capital spending. The indenture governing our senior subordinated notes among other things: (i) limits our ability and the ability of our subsidiaries to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates; (ii) places restrictions on the ability of certain of our subsidiaries to pay dividends or make certain payments to us; and (iii) places restrictions on our ability and the ability of our subsidiaries to merge or consolidate with any other person or sell, assign, transfer, convey or otherwise dispose of all or substantially all of our assets. At September 30, 2006, we were in compliance with our loan covenants.

Recently Issued Accounting Pronouncements

See footnote 2 to the condensed consolidated financial statements for a discussion of recently issued accounting pronouncements.

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

Interest Rate Risk

We are exposed to fluctuations in interest rates on our long-term senior secured term loan and revolving credit facility. Changes in interest rates will not affect the market value of such debt but will affect the amount of our interest payments over the term of the loans. Likewise, an increase in interest rates could have a material impact on our cash flow. A 100 basis point increase in interest rates on our variable term loan under our new senior secured credit facility would have an estimated impact on pre-tax earnings of $3.6 million annually.

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

We have entered into forward contracts with respect to the purchase of natural gas in our domestic operations. These contracts had a fair value of $4.1 million and $31.0 million at September 30, 2006 and December 31, 2005, respectively.  The decrease in fair value was primarily due to a reduction in the forward natural gas price curve since year-end 2005. The respective current and non-current balances are recorded in prepaid and other current assets and other long-term assets. The related offset is recorded in other comprehensive income (loss), net of tax. Realized gains and losses on natural gas hedges are included in production costs and subsequently charged to cost of goods sold in the period in which inventory is sold.

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

Evaluation of Controls and Procedures

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. As described more fully below, based upon that evaluation and because the Company has not substantially completed its remediation of the material weaknesses identified as of December 31, 2005, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective to accomplish their objectives as of September 30, 2006.  However, management has taken steps including the hiring of internal and external resources as well as the implementation of additional controls and procedures to remediate the material weaknesses in the current year.  In addition, management will continue to assess the need for additional controls, procedures and resources to maintain an effective control environment on an ongoing basis as circumstances change.

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

To address the material weaknesses described above, the Company performed additional analyses and other post-closing procedures to ensure that the consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). Accordingly, management, including the Chief Executive Officer and Chief Financial Officer, believe the consolidated financial statements included in this report present fairly, in all material respects, the Company’s financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting

Management as well as the Audit Committee recognizes that the Company must take measures in order to remediate the two material weaknesses described above.  In that pursuit, the Company completed an independent assessment of its external financial reporting and tax functions during the second quarter of 2006 to help determine the appropriate level of staffing and identify areas of improvement and specific steps necessary to remediate these weaknesses.  This has resulted in the Company taking the following additional actions during the quarter ended September 30, 2006:

•                  The engagement  of outside tax experts to assist with the preparation of the tax provision in accordance with SFAS No. 109 and to supplement our overall level of tax expertise.

•                  Initiated the re-design and implementation of controls surrounding the preparation and review of the tax provision and related disclosures.

•                  Initiated searches for internal resources with the goal of hiring additional accounting and financial reporting and internal audit personnel to augment our existing finance staff.

In addition, we expect to implement certain other processes and controls to address the material weaknesses described above during the fourth quarter of 2006.

There have been no other changes in our internal control over financial reporting during the nine months ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are subject to various laws and regulations regarding emissions from our plant locations. These laws and regulations may limit the amount and types of emissions that can be released into the atmosphere. In 2003, following an incident at our Kansas City, Kansas plant in which an emission control device failed, we were issued a draft Consent Agreement from the Kansas Department of Health and Environment (“KDHE”) for operating the plant without such emission control device in place.  In October 2006, we agreed to a Consent Order that requires payment of a civil penalty of $0.2 million and supplemental environmental projects of approximately $0.1 million which were fully reserved in accrued liabilities as of September 30, 2006.

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

We triggered the requirement of New Jersey’s Industrial Site Recovery Act (“ISRA”) statute as part of the due diligence performed in connection with the Transactions in December 2004.  As required under ISRA, a General Information Notice with respect to our two New Jersey locations was filed with the New Jersey Department of Environmental Protection (“NJDEP”) in December 2004.  Based on a preliminary review of the facilities by the NJDEP, we estimated that $0.5 million would be required for contamination assessment and removal work at these facilities, and recorded a reserve for such amount as of December 31, 2005. During the quarter ended June 30, 2006, it was determined that additional removal and remediation work would be required and the reserve was increased by $0.5 million to $1.0 million to cover the estimated cost of such work. There may be additional costs related to the remediation of these two facilities, but until further investigation takes place, we cannot reasonably estimate the amount of additional liability that may exist.  However, the total costs for remediation of these two facilities are not expected to exceed $1.5 million.

ITEM 1A.     RISK FACTORS

There have been no material changes to the disclosure related risk factors made in our registration statement on Form S-1, as filed with the SEC on October 5, 2006.

ITEM 2.        UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.        OTHER INFORMATION

Subsequent to the end of the reporting period for this quarterly report on Form 10-Q, on November 9, 2006, Mr. Michael Imbriani, currently Vice Chairman and President – Chemicals Division, announced that he will retire from PQ after thirty-three years of service effective December 31, 2006.  His global role will not be filled; instead the management of the Global Chemical business will be shared by existing leaders within PQ’s Chemicals organization.  Through December 31, 2006, Mr. Imbriani will actively work to assist in the transition of his activities to the respective senior leaders.  As a named executive officer as of December 31, 2005, Mr. Imbriani’s retirement as an executive officer would have been reportable under Item 5.02(b) of Form 8-K.

ITEM 6.        EXHIBITS

31.1	Section 302 of the Sarbanes-Oxley Act of 2002 Certification of James P. Cox, Vice President, Treasurer and Chief Financial Officer.

31.2	Section 302 of the Sarbanes-Oxley Act of 2002 Certification of Michael R. Boyce, Chief Executive Officer.

32.1	Section 906 of the Sarbanes-Oxley Act of 2002 Certification of Michael R. Boyce, Chief Executive Officer, and James P. Cox, Vice President, Treasurer and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, PQ Corporation has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PQ CORPORATION

By:	/S/ JAMES P. COX
James P. Cox
Chief Financial Officer, Treasurer and Vice President
(principal financial officer and duly authorized officer)

Date: November 14, 2006