Form 10-K
period 2006-12-31
PQ CORP
filed 2007-04-02
CIK 1329364

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Securities registered pursuant to Section 12(b) of the Act:None

Securities registered pursuant to Section 12(g) of the Act:None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes     ☐      No     ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes     ☐      No     ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     ☒      No     ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer     ☐      Accelerated filer     ☐      Non-accelerated filer     ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes     ☐      No     ☒

State the aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

No voting stock of PQ Corporation is held by non-affiliates of PQ Corporation

As of April 2, 2007, the number of shares outstanding of the registrant’s common stock, par value $0.50 per share, was 1 share.

DOCUMENTS INCORPORATED BY REFERENCE

None*

PART I

ITEM 1.                BUSINESS

Overview

We are a leading global producer of inorganic specialty chemicals and engineered glass materials in terms of sales. We conduct our operations through two principal businesses: our Chemicals division, which is one of the largest global manufacturers of sodium silicate and related high performance silicate-based specialty chemicals, and our Potters division, which is a leading global manufacturer of highly engineered solid and hollow glass spheres used in highway safety and other specialty applications. We believe that we maintain the number one or two market positions in most of our major product lines in each of the geographic markets we serve. Our products are used in a variety of predominantly niche applications in a diverse range of industrial, consumer and governmental end-markets. We sell our products in over 100 countries to thousands of customers, many of which are leading companies in their respective industries. We maintain long-standing relationships with many of our customers and have conducted business with our top ten customers for over 30 years. Our customers place significant value on our industry-leading brands, which have gained a reputation for quality, reliability, technical performance and innovation.

Our History

We trace our roots to a Philadelphia soap and candle business founded in 1831. The original company began producing and selling “silicate of soda,” or sodium silicate, in 1861 as a builder to replace resin in soap formulations. We entered the engineered glass materials business in 1977 with the acquisition of Potters Industries, a producer of glass beads used to increase retroreflectivity in highway pavement markings, the largest end-use application for these products, and other applications. We expanded our product lines through the acquisitions of specialty adsorbents products and Dow Chemical’s magnesium sulfate business as well as the formation of Zeolyst International, our 50/50 joint venture with CRI International, a Royal Dutch/Shell Group company. We began manufacturing specialty chemicals products in Europe in 1989 and in Asia in 1992 and have further expanded into China with the construction of a sodium silicate facility in Tianjin, which commenced operations in the fourth quarter of 2005. We continue to grow our business organically as well as through joint ventures and small complementary acquisitions.

The Transactions

On February 11, 2005, we were acquired by Niagara Holdings, Inc. (“Holdings”), a newly formed Delaware corporation affiliated with J.P. Morgan Partners, LLC and certain affiliated funds (“JPMorgan Partners” or “JPMP”); and Peak Investments, LLC, (together with JPMP, the” Sponsors”). Pursuant to the terms of the Agreement and Plan of Merger, dated as of December 15, 2004, among PQ Corporation, Holdings and Niagara Acquisition, Inc., a wholly owned subsidiary of Holdings; (i) Niagara Acquisition, Inc. merged with and into PQ Corporation, with PQ Corporation surviving as a wholly owned subsidiary of Holdings; (ii) PQ Corporation redeemed the outstanding shares of its $16.44 Preferred Stock, Class A in accordance with the terms thereof; and (iii) the common shareholders of PQ Corporation (both Series A and Series B) and holders of options to purchase common stock of PQ Corporation received cash in exchange for their shares or for the cancellation of their options. We refer to the actions set forth in clauses (i), (ii) and (iii) as the “Merger”.

In connection with the Merger, affiliates of JPMorgan Partners and certain members of our senior management contributed approximately $163.6 million in cash to Holdings, which in turn was contributed to the common equity of Niagara Acquisition, Inc. The total merger consideration (including capitalized fees and expenses) paid was approximately $632.5 million. The merger consideration was funded with the proceeds from:

•       the investment by the Sponsors and certain members of our senior management in Holdings and the subsequent contribution of the cash proceeds from such investment to us as common equity;

•       our issuance of $275.0 million of 7.5% senior subordinated notes due 2013 (referred to herein as the “Notes”) and the related subsidiary guarantees; and

•       term loan borrowings of $335.0 million under our senior secured credit facilities.

In this report, we refer to the Merger and the related financing described above, collectively, as the “Transactions”. For purposes of identification and description, we are sometimes referred to as the “Predecessor” for the period prior to the Transactions on February 11, 2005, and the “Successor” for the period subsequent to the Transactions.

Our Sponsor

JPMorgan Partners, LLC is a leading private equity firm.  Since its inception in 1984, JPMP has invested over $15 billion worldwide in consumer, media, energy, industrial, financial services, healthcare, hardware and software companies. JPMP is a private equity division of JPMorgan Chase & Co. (“JPMorgan”), one of the largest financial institutions in the U.S..

As of August 1, 2006, the buyout/growth equity professionals of JPMP separated from JPMorgan to form an independent private equity platform, CCMP Capital Advisors, LLC (“CCMP Capital”). CCMP Capital is providing investment advisory services to JPMP with respect to the investment in Holdings.

Our Business Strengths

Diversified End-Markets and Customer Base.   We serve thousands of customers in a broad range of diverse end-markets worldwide, including consumer products, food and beverage, highway maintenance, industrial and institutional cleaning products, rubber and plastics, and water treatment. Our largest customer represented 9% of our sales for the year ended December 31, 2006, and our top ten customers represented 25% of our sales for this period. No single end-market represented more than 20% of our sales for the year ended December 31, 2006. In addition, we generated approximately 46% of our sales outside of the U.S. during this period. The diverse end-markets and large number of customers we serve reduces our exposure to any single market or customer and minimizes the impact of general economic cycles on our financial results.

Long-Term Relationships with High-Quality Customers.   We have cultivated a diversified and loyal base of customers, many of which are leading companies in their respective industries. The average length of relationship with our largest customers is over 30 years, and we have conducted business for over 100 years with our largest customer by sales.

Value-Added Products and Services.   We offer a broad range of value-added products and services, which are important factors in our customers’ purchasing decisions. Our customers rely on our ability to meet or exceed their strict performance standards, short lead time requirements and technical assistance needs. For example, in our Potters division, we offer consultative sales and marketing support and just-in-time delivery services that are critical to our customers’ success and profitability. Our technical service and customer support capabilities also differentiate us. Our ability to collaborate closely with our customers to formulate innovative manufacturing and product solutions provides us with a competitive advantage. In many of our sole supplier customer relationships, we develop and manufacture products that meet customized specifications and performance characteristics. In addition, our products provide critical performance functions in the end-products for which they are used, and typically represent a small portion of the overall cost of such end-products.

Global Manufacturing and Distribution Infrastructure.   Our global footprint and proximity to our customers provides us with a distinct cost and competitive advantage due to the prohibitively high costs of and long lead times for transporting our products. We operate 57 manufacturing sites in 19 countries and are one of the only producers in our markets that manufactures and distributes locally in each of the four major geographic regions of North America, Europe, Asia-Pacific and South America. In January 2007, we added three additional manufacturing sites as part of our acquisition of Flex-O-Lite. Our proximity to our customers increases our integration with their business processes and supply chains. In addition, through our global manufacturing network, we benefit from best practices as well as economies of scale in our operations and procurement of raw materials. Furthermore, our global footprint in manufacturing and distribution also enables us to quickly capitalize on growing demand for our products in emerging economies, such as those of Asia-Pacific and Eastern Europe, where we can effectively service the growth of new and existing customers.

Experienced and Motivated Management Team.   In connection with the Transactions, Michael Boyce became our Chairman, Chief Executive Officer and President. Mr. Boyce has over 36 years of industry experience with a proven leveraged buyout, or LBO, track record and previously served as President and Chief Operating Officer of Harris Chemical Group from its leveraged buyout by JP Morgan Partners in 1988 to its successful sale in 1998. Our executive team has extensive industry experience in all facets of the specialty chemicals industry, including strategic management, manufacturing, sales and marketing, new product and applications development, and financial management. Our management team has a significant equity ownership interest in Holdings.

Although we believe that we exhibit the business strengths described above, our competitors may have greater financial and other resources than we do. In addition, we are subject to a number of risks discussed in “Item 1A. Risk Factors” elsewhere in this report. The principal risks facing our business include, among others, the risk of increased costs of raw materials and natural gas, the seasonal nature of demand for some of our Potters products, reductions in highway safety spending, on which a large portion of our sales in the Potters division depends, the economic, regulatory, and political risks associated with our international operations, and the risk that we will be required to make material expenditures and changes in our operations to comply with environmental, health and safety laws.

Our Business Strategy

Capitalize on Strong Market Positions and Improving Industry Profitability.   Our core sodium silicate and engineered glass materials product lines have experienced significant producer consolidation in North America over the past few years, which has led to the elimination of excess capacity and an increase in capacity utilization. The rationalization of these producers has led to a more stable industry structure and improved economies of scale for us and other producers. We plan to leverage our size to achieve leading market positions in our core sodium silicate and engineered glass products. We also intend to leverage our global leadership position to increase sales volumes by further penetrating our existing markets as well as pursuing new opportunities.

Enhanced Focus on Cost Structure and Processes.   We believe there are significant opportunities to improve the production efficiencies and cost structure of our business. Our management team has a proven track record of successful growth and cost reduction in the inorganic chemicals industry. We are currently evaluating and implementing initiatives that will be focused on lowering our operating costs and increasing our productivity through (1) improving manufacturing efficiencies, (2) increasing asset utilization, (3) leveraging our scale economies in logistics, procurement, and sales and marketing costs, (4) disciplined management of our working capital and capital expenditures and (5) utilizing an incentive-based compensation plan for our management team. We believe that the successful execution of these initiatives will have a meaningful impact on our operating margins and profitability.

Leverage Technology Leadership in Silicate Chemistry and Engineered Glass Materials.   We are an industry leader in silicate technology with over 140 years of experience developing silicate-based chemistries. In addition, we are a market and technology leader with over 90 years of experience in the engineered glass materials industry. We intend to continue to capitalize on our technological leadership positions and proven research and development competencies by pursuing low-risk, cost-effective opportunities for developing new products, applications and end-markets for our silicate-based chemicals and engineered glass products platforms. For example, we have leveraged our expertise in silicate chemistry to develop a new potassium silicate application used in water-based petroleum drilling fluids as a corrosion inhibitor and lubricity enhancer, which does not require remediation. We believe pursuing such opportunities will result in profitable growth as we leverage our technical knowledge and existing asset base.

Selectively Pursue Growth Opportunities.   We have successfully completed several acquisitions of niche businesses during the past five years and will continue to selectively explore new acquisitions that are complementary to our existing businesses. Our acquisition strategy will focus on add-on acquisitions that will enable us to expand our customer or geographic reach or to increase penetration of the markets we serve with new products or extensions to current product applications. In addition, we intend to selectively pursue organic growth opportunities by utilizing our existing asset base and product portfolio to expand in certain higher growth regions, such as Asia-Pacific and Eastern Europe.

Focus on Cash Flow Generation.   We will maintain a disciplined approach to our capital spending and working capital management in order to optimize cash flow, while continuing to support our fixed asset base and deliver superior service to our customers. We have historically generated substantial cash flow from operations and have funded our capital expenditure and working capital requirements through internal cash flow generation.

Business Segments

Chemicals division

Our Chemicals division, which accounted for $486.8 million, or 69%, of our sales for the year ended December 31, 2006 has been developing, manufacturing and distributing silicate-based specialty chemicals for over 140 years. We are the largest sodium silicates producers in North America. We operate 38 manufacturing facilities in 14 countries located in North America, Europe and Asia-Pacific. Our principal Chemicals division products include solid and liquid sodium silicate and silicate derivative products and an array of related high performance specialty chemicals, such as zeolite and zeolite-based catalysts, polyolefin catalysts, and silica gels. We are a recognized leader in silicate technology with strong market positions in North America, Europe, and Asia-Pacific. Sodium silicate and other silicate derivatives products such as potassium silicate, metasilicate and hydrous silicate are inorganic chemicals primarily used as building blocks to enhance the performance or quality of a diverse range of end products. Significant applications for our silicate products are (1) additives for downstream chemical manufacturing, (2) bleaching aids for pulp and paper manufacturing, (3) gelling or setting agents for soil stabilization in the construction industry, (4) corrosion inhibitors and coagulants for municipal water treatment processes, (5) additives for water-based petroleum drilling fluids that do not require remediation and (6) cleaning agents in laundry and other household detergents.

We are the largest North American producer, in terms of sales, of detergent zeolites, which is the primary water softener in powder laundry detergents. North American sales of detergent zeolite products declined over the last decade primarily due to declining sales of powder laundry detergent as consumer preferences shift toward liquid laundry detergent and reformulation of powdered detergents to reduce zeolites in favor of more soluble builders. However, this trend of declining sales of zeolite-based powdered detergents has stabilized in North America, and with recent bans on phosphates in Asian countries, major global producers of laundry detergents have formulated new phosphate-free products using zeolites for sale in Asian markets. In addition, we have been actively pursuing other end-use market opportunities for our zeolite chemistry.

We manufacture specialty adsorbents and sell these products globally. We manufacture specialty adsorbents in North America and Europe and sell these products to major breweries, food processors and large chain restaurants. We sell specialty adsorbents primarily for use in beer brewing and in reprocessing of cooking oil. Specialty adsorbents prevent beer from clouding when chilled, by adsorbing unwanted proteins, which are then filtered out to produce an additive-free “natural” beer.

We are a leading manufacturer of high-pore volume polyolefin catalysts. Polyolefin catalysts are used worldwide to make many grades of high density polyethylene, or HDPE. We manufacture polyolefin catalysts in North America and sell these products globally. Our high-pore volume catalysts exhibit high activity, enhanced melt index potential and low gel levels. Our polyolefin catalysts enable HDPE producers to manufacture films for grocery bags, blow-molded products, such as plastic containers, wire and cable sheathings, and gas and sewer pipe with increased toughness. We sell polyolefin catalysts and catalyst supports to HDPE manufacturers globally. We focus on the large HDPE manufacturers and licensors of HDPE technology that need custom catalysts to produce premium HDPE resins. Polyolefin catalyst products are developed jointly with the customer to achieve specific properties. We compete with other manufacturers of catalysts in the HDPE sector. We achieve a competitive advantage for our polyolefin products through product performance, service, technology support and reliability.

We are a leading global manufacturer of zeolite-based catalysts. We conduct our high performance zeolite catalyst activities through Zeolyst International (“ZI”), our 50/50 joint venture with CRI International, a Royal Dutch/Shell Group company. We account for our investment in ZI under the equity method and, therefore, do not consolidate its sales in our financial results. ZI produces high-performance zeolites that are used as key catalysts in the refining process. ZI manufactures and sells zeolite-based catalysts primarily to the petroleum refining and petrochemical industries. Many sales are customized for each customer, which is common in the catalyst business. ZI sells catalytic zeolites and zeolite-based catalysts to major petroleum refineries. All sales are customized for each customer, which is customary in the catalyst business. Through ZI, we compete with other refining, petrochemical and chemical companies. ZI achieves a competitive advantage for our catalytic zeolites and zeolite-based catalysts products through our research and development capabilities, innovation, quality and price. For example, we have developed high value-added zeolite-based catalysts used in upstream polyester manufacturing processes and automotive emissions control.

Under Rule 3-09 of SEC Regulation S-X, separate financial statements of majority-owned subsidiaries and equity affiliates not consolidated that meet certain thresholds must be filed as an exhibit to the registrant’s Annual Report on Form 10-K. During 2006, the Company’s 50% joint venture in Zeolyst International met these thresholds and their financial statements are included as Exhibit 99.2 to the Company’s Annual Report on Form 10-K. The separate financial statements of Zeolyst International are accounted for on a historical cost basis and do not reflect the results of purchase accounting adjustments recorded in the Company’s consolidated financial statements for their investment in equity affiliates.

Demand for our Chemicals division products has historically remained stable due to the diverse consumer and industrial end-markets we serve as well as the global scale of our business. Our products are essential building blocks or provide critical performance functions in the end-products for which they are used, yet typically represent a small portion of the overall cost of such end-products. Given the inorganic nature of our products, we have also benefited from a global trend toward more environmentally friendly chemical solutions. For example, our inorganic sodium silicate products are used in water treatment processes as a replacement for phosphates, which generally requires increased chlorination of municipal water systems.

Certain of our product lines have experienced significant growth due to the proliferation of new product applications, the development of new silicate formulations with higher performance characteristics and the expansion into emerging geographic markets. We have also leveraged our strong research and development competencies to expand into higher value-added product and application extensions from our core silicate products and zeolite platforms.

We sell a majority of our Chemicals product lines through full or partial requirements contracts with either cost-adjustment or market-adjustment provisions. Cost-adjustment contracts are typically long-term and allow for pass-through of variable costs, while market-adjustment contracts are typically short-term and allow for price changes based on regional merchant market pricing. The remainder of our sales are on a spot pricing basis or covered by customer purchase orders, which generally last one year.

Potters division

Our Potters division, which accounted for $221.8 million, or 31%, of our sales for the year ended December 31, 2006, is a recognized leader in engineered glass materials with over 90 years of industry expertise. We operate 22 manufacturing facilities in 11 countries throughout North America, Europe, Asia-Pacific and South America giving us close access to and quick delivery capabilities for our customers worldwide. In January 2007, we added three additional manufacturing sites as part of our acquisition of Flex-O-Lite. Our Potters division manufactures highly engineered solid and hollow glass spheres used in a variety of applications, such as (1) light reflective pavement markings found on highways and roads worldwide, (2) cost-effective polymer additives and fillers used to improve dimensional stability and reduce shrinkage and warping of plastic molded products, (3) conductive particles used in a variety of electronics and (4) blasting media for cleaning, finishing and peening high performance metals used in automotive, aerospace and other manufactured products and components.

The engineered glass materials industry is characterized by the high performance nature of most engineered glass applications, which often requires producers to provide superior service and technical support. For example, highway maintenance contractors require significant sales, marketing, technical assistance and short delivery lead times in order to meet pavement marking reflectivity performance requirements and project completion deadlines. These customer demands have benefited large producers, such as PQ, who have the resources to provide such customer support and technical service.

Raw Materials

Chemicals division

The Chemicals division’s major raw materials include soda ash, industrial sand, aluminum trihydrate (“ATH”), and sodium hydroxide (commonly known as caustic soda). Our raw materials, in general, are widely available. We have long-term supply contracts through 2007 and 2008 for our soda ash requirements and through 2007 for our ATH requirements. We maintain a raw material quality audit and qualification program with our vendors to ensure that the material purchased satisfies our quality requirements. Furthermore, we are typically able to pass through increases in the price of raw materials to our customers. We have structured the majority of our contracts with our largest Chemicals division customers to include adjustments for changes in the price of raw materials.

Soda ash is the key raw material utilized in the production of sodium silicate in terms of cost. Our strategy is to maintain several sources of contracted soda ash supply in each region in which we operate.

Our primary global suppliers include FMC, General Chemical and Solvay. We purchase our North American soda ash requirements through long-term supply contracts. As these contracts expire, we cannot provide assurance that we will be able to renegotiate or enter into new long-term supply contracts on terms that are satisfactory to us. See “Item 1A. Risk Factors—Increased costs of raw materials and natural gas may result in increased operating expenses and adversely affect our results of operations and cash flow.”

Although industrial sand and ATH are also key raw materials, each represent a relatively small percentage of our total cost of goods sold.

Potters division

The key raw material for the Potters division is cullet, or recycled glass, which is sourced from glass recyclers around the world. Cullet is generally in ample supply from local recyclers in the regions in which we operate.

Manufacturing Process

A majority of our products are produced by fusing raw materials inputs in a high temperature furnace, and either processing or mixing these fused compounds with other inputs such as water. Sodium silicate, the core product for the Chemicals division is created by combining soda ash with silica, or industrial sand, and applying heat in a furnace to produce a molten glass which quickly cools and hardens. The liquid sodium silicate is subsequently produced via dissolvers. In our Potters division, glass spheres are produced from cullet that is ground, sifted and furnaced into spheres that are coated and packaged to meet a variety of specifications. The spheres are then blended to meet various specifications, coated and packaged.

We purchase natural gas to supply the energy required in our production processes. We have implemented a hedging program in the U.S. which allows us to mitigate exposure to energy volatility. Our hedging strategy has mitigated volatility in natural gas prices when compared to purchasing at spot market prices. We also make forward purchases of natural gas in the U.S., Canada and Europe as a means to mitigate exposure to price volatility.

Sales and Marketing

Chemicals division

Our Chemicals division utilizes both a direct sales force as well as established chemical distributors to market its various products. For most customers, our direct sales force calls on the customer, supported by our experienced technical staff. Our global sales force and technical staff employ a proactive and consultative approach to the sales process. In many cases, particularly in specialty products, the sales force assists with the design and development of new products for a client’s specific needs.

Potters division

Our Potters division primarily utilizes a technically-trained internal sales force to market its product offerings in each geographic market it serves. In addition, our Potters division employs distributors for sales in North America and Europe. In North America, our internal sales force is organized by our principal end-markets served by our Potters division. For the Potters division’s largest end-market, the highway safety sector, we sell to government agencies through direct bid processes and through contractors.

Research & Development

We benefit from the highly-skilled technical capabilities of our employees dedicated to research and development. We operate four research and development facilities in four countries throughout the world. Our research and development activities are directed toward the development of new and improved products, processes, systems and applications for existing product lines. Our research and development competencies have enabled us to expand into higher value-added product and application extensions from our core silicate and engineered glass product platforms. We believe we are one of the only producers in the markets we serve that offers product development and technical support services on a global basis. We also conduct exploratory research and development of new products for new business opportunities. Research and development expenses were approximately $6.1 million in 2006, $12.0 million for the combined successor and predecessor periods in 2005, and $9.4 million in 2004. Research and development expenditures for the combined Successor and Predecessor periods in 2005 include the write-off of acquired in-process research and development of $3.3 million.

Intellectual Property

We own or have rights to a large number of patents relating to a large number of products and processes. On a worldwide basis, we own approximately 60 patented inventions, with 207 patents issued in countries around the world and over 40 patent applications pending worldwide. Our patent portfolio in the aggregate, combined with our extensive manufacturing and product experience and knowledge, provides us with a competitive advantage. We also own approximately 212 trademark registrations, including 61 U.S. trademark registrations and 6 pending trademark applications.

Employees

As of December 31, 2006 our domestic and international operations consisted of approximately 1,856 employees, of which 786 were employed in the U.S. and 280 were employed in Canada, Mexico and Brazil. We also employ 491 throughout Europe. The remaining 299 employees were dispersed throughout the Asia-Pacific region, primarily in Australia, Japan, Thailand and China. At December 31, 2006, approximately one-third of our employees were represented by a union or workers council. We believe we have good relationships with our employees and their respective workers councils.

Environmental Regulations

We are subject to local, state, federal and foreign environmental, health and safety laws and regulations concerning, among other things; emissions to the air; discharges to land and water; and the generation, handling, treatment and disposal of, or exposure to, hazardous substances. Our facilities typically require operating permits that are subject to renewal. Compliance with environmental laws and regulations may require us to make significant site or operational modifications at substantial cost. Violations of environmental laws and regulations, or any permits issued thereunder, may result in restrictions on our operating activities, substantial fines, penalties, damages or other costs, any of which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Under certain environmental laws, liability for the cleanup of contaminated sites can be imposed retroactively and on a joint and several basis. We could be held responsible for all cleanup costs at a site, whether currently or formerly owned or operated, and regardless of fault, knowledge, timing or cause of the contamination. We are currently, and may in the future be, responsible for some or all of the investigation or remediation costs for certain contaminated property, including those at properties where we have disposed of our waste and at properties which we no longer own. The discovery of currently unknown contaminants or the imposition of additional cleanup obligations at these or other properties could result in significant liabilities. We cannot assure you that, as a result of former, current or future operations, that we will not incur significant expenditures relating to new or existing laws and regulations or additional environmental remediation or restoration liabilities.

While we have budgeted for future capital and operating expenditures to maintain compliance with environmental laws and regulations, we cannot assure you that these laws and regulations or the interpretation of them will not change or become more stringent in the future or that additional unforeseen expenditures will not be required. Environmental laws and regulations are complex, and both the laws and regulations and the interpretation thereof, change frequently and have tended to become more stringent over time. For example, we may be materially impacted by the EU regulation commonly known as REACH (Registration, Evaluation and Authorization of Chemicals) which was adopted by the European Commission on December 18, 2006 and will take effect on June 1, 2007. REACH will expand the EU’s regulation of chemicals and could result in significant costs for our products manufactured and imported into Europe.

We are actively engaged in complying with environmental protection laws. We anticipate incurring future costs for capital improvements and general compliance under environmental laws, including costs to acquire, install, maintain and repair pollution control equipment. We incurred related capital expenditures of $3.7 million in 2006, $6.6 million for the combined successor and predecessor periods in 2005, and $5.6 million in 2004.

We are involved from time to time in administrative or legal proceedings relating to environmental matters and have incurred in the past and will continue to incur capital costs and other expenditures relating to environmental matters. For a discussion of recent proceedings, see “Item 3. Legal Proceedings.”

ITEM 1A.        RISK FACTORS

Risks Relating to Our Business

We face substantial competition in the markets in which we operate.

Some of the markets in which we operate for the Chemicals and Potters divisions are highly competitive, and this competition could harm our business and our corresponding, results of operations, cash flow and financial condition. The markets in Europe and certain Asia-Pacific regions are particularly competitive due to the number of both large international producers and smaller regional competitors as well as producers in China. We believe that the most significant competitive factor for these products is selling price and quality. We could be subject to adverse results caused by our competitors’ pricing decisions. In addition, current and anticipated future consolidation among our competitors and customers may cause us to lose market share as well as put downward pressure on pricing. In addition, some of our competitors may be larger, may have greater financial resources and/or may have less debt than we do. As a result, those competitors may be better able to withstand a change in conditions within the industries in which we compete and throughout the economy as a whole.

Alternative technology may eliminate the need for our specialty chemicals and engineered glass products.

Our customers may pursue alternative technology that could eliminate the need for specialty chemicals and engineered glass materials. The potential development and implementation of new technology could seriously impair our ability to profitably market some of our products if we are unable to respond appropriately to such new developments. If we do not compete successfully, our business, financial condition and results of operations could be adversely affected.

Increased costs of raw materials and natural gas may result in increased operating expenses and adversely affect our results of operations and cash flow.

To produce basic chemicals and engineered glass, we purchase significant amounts of raw materials, such as soda ash, cullet, industrial sand, ATH, and sodium hydroxide (commonly known as caustic soda). The cost of these raw materials, in the aggregate, represents a substantial portion of our operating expenses. Our results of operations have been and could in the future be significantly affected by increases in these costs. In addition, if any of the raw materials that we use become unavailable within the geographic area from which they are now sourced, then we may not be able to obtain suitable and cost effective substitutes. Any interruption of supply or any price increase of raw materials could adversely affect our profitability.

We purchase our North American soda ash requirements through long-term supply contracts and have historically been able to mitigate exposure to increases in market pricing. As these contracts expire, we cannot provide assurance that we will be able to renegotiate or enter into new supply contracts that will offer protection from market fluctuations or be on terms that are satisfactory to us. We typically do not enter into any forward contracts to hedge raw material price risks that we face. In the event of future price increases in soda ash or any of the other raw materials necessary to produce our basic chemicals, we may not be able to match raw material price increases with corresponding product price increases. Although in the past we have entered into long-term supply contracts for certain of our raw materials, we cannot provide assurance that in the future we will enter into such contracts or that any such contracts will be on favorable terms or will adequately protect us against increases in the costs of raw materials.

In addition, we purchase significant amounts of natural gas to supply the energy required in our production processes for our products. The cost of natural gas has significantly increased in the last few years, and our results of operations have been affected by these increases. We have attempted to mitigate our exposure to energy price volatility by implementing a hedging program in the U.S., and entering into forward purchases in the U.S., Canada and Europe, however we cannot provide assurance that our hedging strategy will be successful. If energy prices continue to rise, our profitability could be adversely affected.

Demand for some of our products is seasonal and we may experience prolonged depressed market conditions for our products.

Our Potters division, which accounted for 31% of our sales for the year ended December 31, 2006, typically experiences seasonal fluctuations in sales and profitability, with generally lower sales and profit in the first and fourth quarters of our fiscal year. This seasonality is due to the fact that highway reflectorized striping projects typically occur during warmer weather months. As a result, our working capital requirements tend to be higher in the first and fourth quarter and, accordingly, can adversely affect our liquidity and cash flow. In addition, sales in our Chemicals division, which accounted for 69% of our sales for the year ended December 31, 2006, reflect the general cyclical pattern of the industries for the end users of our chemical products. In general, downturns in economic conditions can cause fluctuations in demand for our products, product prices, volumes and margins. Future economic conditions may not be favorable to our industry and future growth in demand for our products if any, may not be sufficient to alleviate any existing or future conditions of excess industry capacity. In addition, sales of certain of our products, including a substantial portion of our Chemicals division’s products, are dependent upon the continued demand from a number of key customers. A decline in the demand for our products or a shift to lower-margin products due to deteriorating economic conditions could have a material adverse effect on our financial condition and results of operations and could also result in impairments of certain of our assets. We cannot provide assurance that a continuation of current economic conditions or a further economic downturn in one or more of the geographic regions in which we sell our products would not have a material adverse effect on our results of operations.

Reductions in highway safety spending could result in a decline in our sales.

Approximately 56% of our sales in the Potters division for the year ended December 31, 2006 were derived from highway safety spending. Sales of our Potters division products to the highway safety end-market is in part dependent upon federal, state, local and foreign government budgets. A decrease in or termination of governmental budgeting for new highway safety programs or a significant decrease in the use of our materials in any new highway safety projects could have an adverse effect on our business, financial condition, results of operations or cash flows by decreasing the profitability of our Potters division. See “Item 1. Business Segments—Potters Division.”

As a global business, we are exposed to local business risks in different countries which could have a material adverse effect on our financial condition, results of operations and cash flows.

We have significant operations in many countries, including manufacturing sites, research and development facilities and sales personnel and customer support operations. Currently, we operate 57 sites in 19 countries. In January 2007, we added three additional manufacturing sites as part of our acquisition of Flex-O-Lite. For the year ended December 31, 2006, our foreign subsidiaries accounted for 46% of our sales. Our operations are affected directly and indirectly by global regulatory, economic and political conditions, including:

•       new and different legal and regulatory requirements in local jurisdictions;

•       export duties or import quotas;

•       domestic and foreign customs and tariffs or other trade barriers;

•       potential difficulties in staffing and labor disputes;

•       managing and obtaining support and distribution for local operations;

•       increased costs of, and availability of, transportation or shipping;

•       credit risk and financial conditions of local customers and distributors;

•       potential difficulties in protecting intellectual property;

•       risk of nationalization of private enterprises by foreign governments;

•       potential imposition of restrictions on investments;

•       potentially adverse tax consequences, including imposition or increase of withholding and other taxes on remittances and other payments by subsidiaries;

•       capital controls;

•       potential difficulties in obtaining and enforcing legal judgments in jurisdictions outside the U.S.;

•       potential difficulties in obtaining and enforcing relief in the U.S. against parties located outside the U.S.;

•       foreign exchange restrictions and fluctuations; and

•       local political, economic and social conditions, including the possibility of hyperinflationary conditions and political instability in certain countries.

In addition, our facilities may be targets of terrorist activities that could result in full or partial disruption of the activities of such facilities.

If we lose certain key personnel or are unable to hire additional qualified personnel, our business could be adversely affected because we may not be able to execute our business strategy.

Our success depends, in part, upon the continued services of our highly skilled personnel involved in management, research, production and distribution and, in particular, upon the efforts and abilities of our executive management group. Although we believe that we are currently adequately staffed in key positions, we cannot provide assurance that we will be able to retain such personnel on acceptable terms or at all. Michael Boyce became our chief executive officer upon the consummation of the Transactions. If we lose the service of any member of our executive management group, including Mr. Boyce, we may not be able to hire replacements with the same level of industry experience and knowledge necessary to execute our business strategy, which in turn could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Certain of our businesses are subject to government regulation, and could be adversely affected by future governmental regulation.

In order to obtain regulatory approval of certain of our new products, we must, among other things, demonstrate to the relevant authority that the product is safe and effective for its intended uses and that we are capable of manufacturing the product in accordance with current regulations. The process of seeking approvals can be costly, time consuming and subject to unanticipated and significant delays. Any delay in obtaining, or any failure to obtain or maintain, these approvals would adversely affect our ability to introduce new products and to generate sales from those products, and those sales may be important in funding our significant debt service obligations.

New laws and regulations, and changes in existing laws and regulations, may be introduced in the future that could result in additional compliance costs, seizures, confiscation, recall or monetary fines, any of which could prevent or inhibit the development, distribution and sale of our products. For example, as discussed in more detail in “Item 1. Business—Environmental Regulations,” we may be materially impacted by the EU regulation commonly known as REACH. If we fail to comply with applicable laws and regulations, we may be subject to civil remedies, including fines, injunctions, recalls or seizures, any of which could have an adverse effect on our business, financial condition and results of operations. In addition, we benefit from certain trade protections, including antidumping protection. If we were to lose these protections, our results of operations could be adversely affected.

Exchange rate fluctuations could adversely affect our results of operations and cash flows.

As a result of our international operations, for the year ended December 31, 2006, we generated 46% of our sales and incurred a significant portion of our expenses in currencies other than U.S. dollars. To the extent we are unable to match sales made in foreign currencies with costs paid in the same currency, exchange rate fluctuations could have a negative impact on our financial condition, results of operations or cash flows. Additionally, because our consolidated financial results are reported in dollars, if we generate sales or earnings in other currencies, the translation of those results into dollars can result in a significant increase or decrease in the amount of those sales or earnings. In addition, our debt service requirements are primarily in U.S. dollars even though a significant percentage of our cash flow is generated in foreign currencies. The main currencies to which we are exposed, besides the U.S. dollar, are the euro, the Canadian dollar, the Mexican peso and the Australian dollar. The exchange rates between these currencies and the U.S. dollar in recent years have fluctuated significantly and may continue to do so in the future. In addition, currency fluctuations may affect the comparability of our results of operations and cash flows between financial periods.

In addition to currency translation risks, we incur currency transaction risk whenever we or one of our subsidiaries enter into either a purchase or a sales transaction using a currency other than the local currency of the transacting entity. It is possible that volatility in currency exchange rates will have a material adverse effect on our financial condition or results of operations and cash flows. We have in the past experienced economic loss and a negative impact on earnings as a result of foreign currency exchange rate fluctuations. Any future fluctuations may have a similar or greater impact on our business since we expect that the amount of our sales denominated in non-dollar currencies may increase in future periods. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk—Foreign Exchange Risk.”

We may be liable for damages based on product liability claims brought against us and our customers in our end-use markets.

The sale of our products involves the risk of product liability claims. Certain of our products provide critical performance functions to our customers’ end-products. Some of our products are used in and around other chemical manufacturing facilities, highways, airports and other locations where personal injury or property damage may occur. There can be no assurance that our products will not be the subject of product liability claims or suits. In addition, if a person brings a product liability claim or suit against one of our customers, this customer may attempt to seek a contribution from us. A successful product liability claim or series of claims against us in excess of our insurance coverage for payments for which we are not otherwise indemnified could have a material adverse effect on our financial condition, results of operations or cash flows.

Environmental, health and safety matters could require material expenditures and changes in our operations.

We are subject to local, state, federal and foreign environmental, health and safety laws and regulations concerning, among other things, emissions to the air, discharges to land and water, the generation, handling, treatment and disposal of, or exposure to, hazardous substances. Our facilities typically require operating permits that are subject to renewal. Compliance with environmental laws and regulations may require us to make significant site or operational modifications at substantial cost. Environmental laws and regulations are complex, and both the laws and regulations and the interpretation thereof change frequently and have tended to become more stringent over time. We cannot provide assurance that we have been, or will be at all times, in compliance with all of these requirements and that the resolution of these environmental matters will not have a material adverse effect on our results of operations, financial condition and cash flows in any given period.

Non-compliance with, or claims arising under, environmental laws and regulations could subject us to material liabilities, such as fines, damages, criminal or civil sanctions and remediation costs, or result in interruptions in our operations. We are involved from time to time in administrative or legal proceedings relating to environmental matters. For example, as discussed in more detail in “Item 3. Legal Proceedings,” we are on probation until May 2007 as a result of our pleading guilty in 2004 to felony violations of the federal Clean Water Act for unauthorized discharges from three of our facilities.

Under certain environmental laws, liability for the cleanup of contaminated sites can be imposed retroactively and on a joint and several basis. We could be held responsible for all cleanup costs at a site, whether currently or formerly owned or operated, and regardless of fault, knowledge, timing or cause of the contamination. In addition, we may face liability for personal injury, property damage, and natural resource damage resulting from environmental conditions attributable to us. We are currently, and may in the future be, responsible for some or all of the investigation or remediation costs for certain contaminated property, including property where we have disposed of our waste. The discovery of currently unknown contaminants or the imposition of additional cleanup obligations at these or other properties could result in significant liabilities. Such environmental liabilities attached to our properties or for which we are otherwise responsible could have a material adverse effect on our results of operations or financial condition. For further discussion of these and other issues, see “Item 1. Business—Environmental Regulations.”

Further, we are exposed to the risks and hazards associated with chemical manufacturing and the related use, storage and transportation of raw materials, products and wastes in or from our manufacturing sites or our distribution centers. These hazards could lead to an interruption or suspension of operations, and have an adverse effect on the productivity and profitability of a particular manufacturing facility or on our company as a whole.

Acquisitions that we pursue may present unforeseen integration obstacles or costs.

We may selectively pursue complementary acquisitions and joint ventures, each of which inherently involve a number of risks and present financial, managerial and operational challenges, including:

•       potential disruption of our ongoing business and distraction of management;

•       difficulty with integration of personnel and financial and other systems;

•       hiring additional management and other critical personnel; and

•       increasing the scope, geographic diversity and complexity of our operations.

In addition, we may encounter unforeseen obstacles or costs in the integration of acquired businesses. Also, the presence of one or more material liabilities of an acquired company that are unknown to us at the time of acquisition may have a material adverse effect on our business. Our acquisition and joint venture strategy may not be successfully received by customers, and we may not realize any anticipated benefits from acquisitions or joint ventures.

Our failure to protect our intellectual property rights could adversely affect our future performance and growth.

Protection of our proprietary processes, methods, compounds and other technologies is important to our business. We depend upon our ability to develop and protect our intellectual property rights to distinguish our products from those of our competitors. Failure to protect our existing intellectual property rights may result in the loss of valuable technologies or having to pay other companies for infringing on their intellectual property rights. We rely on a combination of patent, trade secret, trademark and copyright law as well as judicial enforcement to protect such technologies. We currently own approximately 60 patented inventions, with 207 patents issued in countries around the world and over 40 patent applications pending worldwide. Some of these patents are licensed to others. In addition, we have acquired the rights under patents and inventions of others through licenses.

Measures taken by us to protect these assets and rights may not provide meaningful protection for our trade secrets or proprietary manufacturing expertise and adequate remedies may not be available in the event of an unauthorized use or disclosure of our trade secrets or manufacturing expertise. In addition, our patents may be challenged, invalidated, circumvented or rendered unenforceable. Furthermore, we cannot provide assurance that any pending patent application filed by us will result in an issued patent or, if patents are issued to us, that those patents will provide meaningful protection against competitors or against competitive technologies. The failure of our patents or other measures to protect our processes, apparatuses, technology, trade secrets and proprietary manufacturing expertise, methods and compounds could have an adverse effect on our business, financial condition, results of operations and cash flows.

Our products may infringe the intellectual property rights of others, which may cause us to incur unexpected costs or prevent us from selling our products.

Although it is our policy and intention not to infringe valid patents, in the future our processes and products may inadvertently infringe on issued patents or other intellectual property rights of others. For example, our products or our technology may unintentionally be subject to filed patent applications by third parties that cover our products or technology. If patents are subsequently issued on these applications or if patents that cover our products or technology are already in existence, we may be liable for infringement. We may also be subject to legal proceedings and claims in the ordinary course of our business, including claims of alleged infringement of the patents, trademarks and other intellectual property rights of third parties by us or our licensees in connection with their use of our products. Intellectual property litigation is expensive and time-consuming, regardless of the merits of any claim, and could divert our management’s attention from operating our business. If we were to discover that our processes or products infringe the valid intellectual property rights of others, we might need to obtain licenses from these parties or substantially reengineer our products in order to avoid infringement. We may not be able to obtain the necessary licenses on acceptable terms, or at all, or be able to reengineer our products successfully. Moreover, if we are sued for infringement and lose the suit, we could be required to pay substantial damages and/or be enjoined from using or selling the infringing products or technology. Any of the foregoing could cause us to incur significant costs and prevent us from selling our products.

Risks Relating to Our Indebtedness

Our substantial leverage and significant debt service obligations could adversely affect our ability to fulfill our obligations, including the notes, and make it more difficult for us to fund our operations.

As of December 31, 2006, our total indebtedness was $635.9 million and we had $94.1 million available for additional borrowing under our senior secured credit facility. In addition, although the terms of our existing indebtedness contain restrictions on our ability to incur additional indebtedness, these restrictions are subject to a number of important qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. Our substantial level of indebtedness could have important negative consequences on our financial condition, including:

•       we may have difficulty satisfying our obligations with respect to the notes;

•       we may have difficulty obtaining financing in the future for working capital, capital expenditures, acquisitions or other purposes;

•       we will need to use a substantial portion of our available cash flow to pay interest and principal on our debt, which will reduce the amount of money available to finance our operations and other business activities;

•       our debt level increases our vulnerability to general economic downturns and adverse industry conditions;

•       our debt level could limit our flexibility in planning for, or reacting to, changes in our business and in our industry in general;

•       our leverage could place us at a competitive disadvantage compared to our competitors that have less debt; and

•       we may not have sufficient funds available, and our debt level may also restrict us from raising the funds necessary, to repurchase all of the notes tendered to us upon the occurrence of a change in control, which would constitute an event of default under the indenture for the notes.

Despite our substantial indebtedness, we may still be able to incur significantly more debt. This could intensify the risks described above.

The terms of the indenture governing the notes and our senior secured credit facility contain restrictions on our ability to incur additional indebtedness. These restrictions are subject to a number of important qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. Accordingly, we could incur significant additional indebtedness in the future, all of which could constitute senior indebtedness for purposes of the notes. As of December 31, 2006, we had $94.1 million available for additional borrowing under our senior secured credit facility. The more we become leveraged, the more we, and in turn the holders of the notes, become exposed to the risks described above under “Item 1A. Risk Factors—Our substantial leverage and significant debt service obligations could adversely affect our ability to fulfill our obligations, including the notes, and make it more difficult for us to fund our operations.”

We are subject to a number of restrictive covenants which, if breached, may restrict our business and financing activities.

Our senior secured credit facility and the indenture governing the notes contain, and the terms of any future indebtedness of ours would likely contain, a number of restrictive covenants that impose significant operating and other restrictions on us. Such restrictions affect, and in many respects limit or prohibit, among other things, our ability to:

•       incur additional debt;

•       pay dividends and make distributions;

•       issue stock of subsidiaries;

•       make certain investments;

•       repurchase stock;

•       create liens;

•       enter into affiliate transactions;

•       enter into sale-leaseback transactions;

•       merge or consolidate; and

•       transfer and sell assets.

In addition, our senior secured credit facility includes other more restrictive covenants and prohibits us from prepaying our other indebtedness, including the notes, while borrowings under our senior secured credit facility are outstanding. Our senior secured credit facility also requires us to achieve certain financial and operating results and maintain compliance with specified financial ratios some of which become more restrictive over time. Our ability to comply with these ratios may be affected by events beyond our control.

A failure to comply with the covenants contained in the credit agreement governing our senior secured credit facility could result in an event of default under the facility, which, if not cured or waived, could have a material adverse affect on our business, financial condition and results of operations. In the event of any default under our senior secured credit facility, the lenders thereunder:

•       will not be required to lend any additional amounts to us;

•       could elect to declare all of our outstanding borrowings, together with accrued and unpaid interest and fees, to be immediately due and payable;

•       could effectively require us to apply all of our available cash to repay these borrowings even if they do not accelerate the borrowings; and

•       could prevent us from making debt service payments on the notes.

These actions could result in an event of default under the indenture for the notes.

If the indebtedness under our senior secured credit facility or the notes were to be accelerated, there can be no assurance that our assets would be sufficient to repay such indebtedness in full.

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

Our ability to make payments on and to refinance our indebtedness, including the notes, and to fund planned capital expenditures and research and development efforts will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. The Transactions substantially increased our annual cash interest expense. Interest expense for the year ended December 31, 2006, excluding amortization of deferred financing fees, was approximately $49.5 million.

Our business may not generate sufficient cash flow from operations and future borrowings may not be available to us under our senior secured credit facility in an amount sufficient to enable us to pay our indebtedness, including the notes, or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness, including the notes on or before maturity and we may not be able to refinance any of our indebtedness, including our senior secured credit facility and the notes, on commercially reasonable terms or at all.

Without a refinancing, we could be forced to sell assets to make up for any shortfall in our payment obligations under unfavorable circumstances. Furthermore, the Sponsors have no continuing obligation to provide us with debt or equity financing. Our senior secured credit facility and the indenture governing the notes limit our ability to sell assets and also restrict the use of proceeds from that sale. Moreover, our senior secured credit facility is secured on a first-priority basis by certain of our assets, and the notes and the guarantees are unsecured. We may not be able to sell assets quickly enough or for sufficient amounts to enable us to meet our obligations, including our obligations on the notes. Furthermore, a substantial portion of our assets are, and may continue to be, intangible assets. Therefore, it may be difficult for us to pay our note holders in the event of an acceleration of the notes.

We are controlled by an affiliate of JPMP and its interests as an equity holder may conflict with those of our creditors.

Affiliates of JPMP own substantially all of Holdings’ common stock. Accordingly, JPMP and its affiliates have the power to control us. The interests of JPMP and its affiliates as equity holders may not in all cases be aligned with the interests of our creditors. For example, our equity holders have an interest in causing us to pay cash dividends and/or to enter into certain financing transactions, even though these transactions might result in our being more highly leveraged. In addition, if we encounter financial difficulties, or we are unable to pay our debts as they mature, the interests of our equity holders might conflict with those of our creditors. In that situation, for example, our creditors might want us to raise additional equity from JPMP or other investors to reduce our leverage and pay our debts, while JPMP might not want to increase their investment in us or have their ownership diluted and instead choose to take other actions, such as selling our assets. Additionally, JPMP and certain of its affiliates are in the business of making investments in companies and currently hold, and may from time to time in the future acquire, controlling interests in businesses engaged in the chemical or glass industries that complement or directly or indirectly compete with certain portions of our business. Further, if they pursue such acquisitions in the chemical or glass industry, those acquisition opportunities may not be available to us. So long as JPMP and its affiliates continue to indirectly own a significant amount of our equity, even if such amount is less than 50%, they will continue to be able to strongly influence or effectively control our decisions.

Other Risks

Efforts to comply with the Sarbanes-Oxley Act will involve significant expenditures, and non-compliance with the Sarbanes-Oxley Act may adversely affect us.

The Sarbanes-Oxley Act of 2002 and the related rules and regulations promulgated by the Securities and Exchange Commission that are now applicable to us have increased the scope, complexity and cost of our corporate overnance, reporting and disclosure practices.  We expect to experience greater outside and internal costs as a result of our continuing efforts to comply with the Sarbanes-Oxley Act, including provisions that are not currently applicable to us but will become so.

We are currently not required to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 until we file our Annual Report on Form 10-K for our fiscal year ending December 31, 2007, so long as we continue to meet the definition of a non-accelerated filer.  In our Annual Report on Form 10-K for the year ending December 31, 2007, our management will be required to provide an assessment as to the effectiveness of our internal control over financial reporting, which assessment will be deemed furnished to rather than filed with the Securities and Exchange Commission.  In our Annual Report on Form 10-K for the year ending December 31, 2008 and for each fiscal year thereafter, our management will be required to provide an assessment as to the effectiveness of our internal control over financial reporting and our independent registered public accounting firm will be required to provide an attestation as to our management’s assessment, which assessment and attestation will be filed with the Securities and Exchange Commission.

We believe that we will be able to timely meet our obligations under Section 404 and that our management will be able to certify as to the effectiveness of our internal control over financial reporting.  However, we have in the past identified material weaknesses in our internal control over financial reporting which have since been corrected, and we may identify additional deficiencies or material weaknesses that we cannot remedy in a timely manner.  In such event, we may be unable to receive a positive attestation from our independent registered public accounting firm with respect to our internal control over financial reporting.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.                PROPERTIES

Our headquarters are located in Berwyn, Pennsylvania. We are a global company operating 57 manufacturing sites in 19 countries on five continents, including 38 Chemicals manufacturing facilities in 14 countries and 22 Potters manufacturing facilities in 11 countries throughout the world. We also have three administrative facilities and four research and development facilities throughout the world.

The table below presents summary information regarding our facilities as of December 31, 2006.

CHEMICALS FACILITIES	OWNED/ LEASED
North America
Anderson, IN	Owned
Augusta, GA(1)	Owned
Baltimore, MD	Owned
Chester, PA	Owned
Gurnee, IL	Owned
Jeffersonville, IN	Owned
Kansas City, KS	Owned
Pineville, LA	Owned
Rahway, NJ	Owned
South Gate, CA	Owned
St. Louis, MO	Owned
Tacoma, WA	Owned
Utica, IL	Owned
Parksville, BC	Owned
Surrey, BC	Owned
Toronto, ON	Owned
Valleyfield, ON	Owned
Whitecourt, AB	Owned
Altamira, Mexico	Owned
Guadalajara, Mexico	Owned
San Martin, Mexico	Owned
Tlalnepantla, Mexico(1)	Owned
Europe
Maastricht, Netherlands(2)	Leased
Delfzijl, Netherlands(3)	Owned
Winschoten, Netherlands	Leased
Glomfjord, Norway(4)	Leased
Karlstad, Sweden	Owned
Utansjo, Sweden	Leased
Naantali, Finland	Leased
Worms, Germany	Owned
Wurzen, Germany	Owned
Lamotte, France	Leased
Livorno, Italy(5)	Leased
Asia-Pacific
Melbourne-Dandenong, Australia(1)	Owned
Sydney-New South Wales, Australia	Owned
Bangkok, Thailand	Leased
Seoul, South Korea(6)	Owned
Taipei, Taiwan(7)	Owned
Beijing, China(9)	Leased
Tianjin, China	Owned

POTTERS FACILITIES(8)	OWNED/ LEASED
North America
Apex, NC	Owned
Brownwood, TX	Owned
Canby, OR	Owned
Carlstadt, NJ	Owned
Cleveland, OH	Owned
Kingman, AZ	Owned
Potsdam, NY	Owned
LaPrairie, Quebec	Owned
Moose Jaw, SK	Owned
South America
Rio de Janeiro, Brazil	Owned
Europe
St. Pourcain-sur-Sioule, France(2)	Owned
Kircheimbolanden, Germany	Owned
Barnsley, South Yorkshire, England	Owned
Durham, West Auckland, England	Owned
Walbrzych, Poland	Owned
Asia-Pacific
Melbourne-Laverton, Australia	Owned
Bangkok, Thailand	Owned
Tokyo, Japan(9)	Leased
Tsukuba City, Japan	Owned
Kansai, Japan	Owned

CORPORATE FACILITIES	OWNED/ LEASED
North America
Berwyn, PA	Leased
Lenexa, KS	Leased
Europe
Amersfoort, Netherlands	Leased

RESEARCH & DEVELOPMENT FACILITIES	OWNED/ LEASED
North America
Conshohocken, PA	Owned
Toronto, ON	Leased
Europe
Maastricht, Netherlands	Leased
St. Pourcain-sur-Sioule, France	Owned

(1)          These facilities also manufacture our Potters division products.

(2)          These facilities also conduct research and development activities.

(3)          Owned by our 50/50 joint venture, Zeolyst C.V.

(4)          Effective January 1, 2007, we own the Chemicals division facility located in Glomfjord, Norway.

(5)          Products manufactured on our behalf by Rhodia Italia under a tolling arrangement.

(6)          Owned by our 50/50 joint venture, Aekyung-PQ Advanced Materials, Co. Ltd.

(7)          Owned by our 50/50 joint venture, PQ Silicates Ltd.

(8)          On January 25, 2007, we acquired three additional facilities as part of an acquisition in the Potters division. The newly owned facilities are located in Paris, Texas, Muscatine, Iowa, and St. Thomas, Ontario.

(9)          These facilities are sales offices with no manufacturing operations

We lease six of our production facilities and two of our administrative facilities. These leases expire between 2007 and 2021. Substantially all of the leases contain renewal provisions with automatic rent escalation clauses. The facilities we own are subject to major encumbrances under our existing senior secured credit facility. In addition to the facilities that are owned, our fixed assets are comprised primarily of machinery and equipment, trucks and warehousing, transportation and computer equipment.

ITEM 3.                LEGAL PROCEEDINGS

We are involved from time to time in administrative or legal proceedings relating to our operations and facilities.

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

We were named as the defendant in a personal injury case which occurred in 1996. The case was settled in November 2006 for $2.4 million. The claim was covered by our insurance carrier. As settlement of this claim, our insurance carrier agreed to pay the plaintiff $2.4 million, of which $1.2 million was paid in December 2006 and $1.2 million was paid in January 2007.

As a result of an incident at our Baltimore, Maryland facility on March 17, 1999 involving the unauthorized discharge of process water to a storm sewer, the United States Attorney for the District of Maryland undertook an investigation into environmental compliance at our Baltimore plant. The investigation later expanded to include two of our other plants in Chester, Pennsylvania and St. Louis, Missouri. On March 10, 2004, we resolved the investigation by pleading guilty to three felony violations of the Clean Water Act. In addition to paying $0.6 million in fines, restitution and the funding of a community service project, we are on probation until May 2007. We also agreed to submit documents to the Department of Justice (“DOJ”) describing our Environmental Management System (“EMS”). Several additions to the EMS have been made based upon discussions with the DOJ and we are in process of implementing the EMS. Successfully implementing the EMS is required by an action plan that has been incorporated into the plea agreement.

We are subject to various laws and regulations regarding emissions from our plant locations. These laws and regulations may limit the amount and types of emissions that can be released into the atmosphere. In 2003, following an incident at the Kansas City, Kansas plant in which an emission control device failed, we were issued a draft Consent Agreement from the Kansas Department of Health and Environment (“KDHE”) for operating the plant without such emission control device in place. In February 2006, we received a revised Consent Agreement from KDHE and agreed to settle all outstanding claims. The settlement calls for us to complete the implementation of an ISO 14001 EMS at the Kansas City plant, perform five supplemental environmental projects valued at a total of approximately

$0.1 million and pay a $0.2 million civil penalty. In September 2006, we negotiated the terms of the consent decree that incorporated the aforementioned settlement. The civil penalty of $0.2 million was paid in full in October 2006.

We triggered the requirement of New Jersey’s Industrial Site Recovery Act (“ISRA”) statute as part of the due diligence performed in connection with the Transactions in December 2004. As required under ISRA, a General Information Notice with respect to our two New Jersey locations was filed with the New Jersey Department of Environmental Protection (“NJDEP”) in December 2004. Based on a preliminary review of the facilities by the NJDEP, we estimated that $0.5 million will be required for contamination assessment and removal work at these facilities, and had recorded a reserve for such amount as of December 31, 2005. During the year ended December 31, 2006, it was determined that additional assessment, removal and remediation work would be required and the reserve was increased by $0.4 million to $0.9 million to cover the estimated cost of such work. There may be additional costs related to the remediation of these two facilities, but until further investigation takes place, we cannot reasonably estimate the amount of additional liability that may exist.

In the past five years, we have been a party to civil litigation matters. These matters have included disputes regarding employment matters and product warranty and negligence claims. All but two matters have been covered by applicable insurance. The two matters that have been denied coverage by our insurance carriers relate to the operations at our Augusta, Georgia facility. The suits, which are pending against numerous industrial and utility defendants, allege that emissions of mercury from the utility and industrial defendants facilities resulted in harm to the two plaintiffs. We do not believe we have any material exposure to any litigation liability.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There are no matters to be reported hereunder.

PART II

ITEM 5.                MARKET FOR  REGISTRANT’S COMMON EQUITY; RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is no established trading market for our common stock.

Holders

One hundred percent of our common stock is held by Holdings.

Dividends

During the year ended December 31, 2006 and 2005, we returned $2.3 million and $85.3 million in capital contributions to Holdings, respectively.

Our senior secured credit facility and the indenture for the notes limit our ability to declare or pay dividends. For more detailed information on our senior secured credit facility and the indenture for the notes, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” and notes to our consolidated financial statements.

Any payment of cash dividends on common stock in the future will be at the discretion of the Board of Directors and will also depend upon such factors as compliance with debt covenants, capital requirements, our financial condition and other factors deemed relevant by the Board of Directors.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have any compensation plans under which our equity securities are authorized for issuance. There is a restricted stock program at Holdings for which certain of our senior management and other key employees were offered the opportunity to acquire equity of Holdings under individual restricted stock agreements. For more detailed information on the Holdings restricted stock program, see “Item 13. Certain Relationships and Related Transactions, and Director Independence - Holdings Restricted Stock Program.”

Sales of Unregistered Equity Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.                SELECTED FINANCIAL DATA

The following table presents our selected historical consolidated financial information. The following information is only a summary and should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our audited financial statements included in “Item 8. Financial Statements and Supplementary Data.” For purposes of identification and description, we are referred to as the “Predecessor” for the periods prior to the consummation of the Transactions on February 11, 2005 and the “Successor” for the period subsequent to the Transactions. The selected historical financial information for the year ended December 31, 2006, the six week period ended February 11, 2005, the forty-six week period ended December 31, 2005, and the year ended December 31, 2004 and as of December 31, 2006 and 2005 have been derived from our audited financial statements included in “Item 8. Financial Statements and Supplementary Data.”  The selected historical financial information for the years ended December 31, 2002 and 2003 and as of December 31, 2004, 2003, and 2002 have been derived from our audited financial statements that are not included herein, with certain reclassifications to conform to the current presentation of our 2006 audited financial statements.

	Predecessor						Successor
							Six weeks	Forty-six	Year
	Year ended						ended	weeks ended	ended
	December 31,						February 11,	December 31,	December 31,
	2002		2003		2004		2005	2005	2006
	(in thousands)
Sales	$506,421		$534,823		$606,679		$64,195	$571,138	$708,589
Cost of goods sold(1)	376,165		404,302		454,448		48,576	463,102	549,927
Gross profit	130,256		130,521		152,231		15,619	108,036	158,662
Selling, general and administrative expense	79,387		86,347		96,235		11,221	77,317	86,903
Other operating expense(2)	3,034		5,093		6,375		12,267	22,558	12,486
Operating income (loss)	47,835		39,081		49,621		(7,869)	8,161	59,273
Equity in net income (loss) from affiliated companies(3)	6,646		3,212		10,249		(265)	3,108	21,341
Interest expense, net	8,055		7,386		6,541		771	37,529	51,894
Other (income) expense(4)	(790)		2,015		1,684		356	8,218	(141)
Income (loss) before taxes and minority interest	47,216		32,892		51,645		(9,261)	(34,478)	28,861
Provision (benefit) for income taxes	15,484		(1,700)		12,926		(2,522)	361	13,997
Minority interest(5)	876		587		546		59	307	708
Net income (loss)	$30,856		$34,005		$38,173		$(6,798)	$(35,146)	$14,156
Statement of cash flows data:
Net cash from:
Operating activities	$62,523		$67,478		$87,927		$(6,965)	$18,719	$59,664
Investment activities	(28,833)		(44,967)		(33,308)		(2,358)	(658,218)	(32,059)
Financing activities	(42,033)		(18,454)		(53,163)		45,971	613,640	(35,608)
Other financial data:
Capital expenditures	$28,670		$30,518		$35,509		$2,358	$25,733	$31,645
Depreciation and amortization(6)	39,951		36,456		36,097		4,436	40,174	46,810
Cash interest expense	9,802		8,287		7,304		183	30,429	50,133
Ratio of earnings to fixed charges(7)	4.98	x	4.03	x	6.31	x	—	—	1.41	x
Balance Sheet Data (at end of period):
Cash and cash equivalents	$6,282		$10,784		$12,809		$48,757	$22,972	$15,878
Working capital(8)	54,638		48,028		66,710		95,078	94,332	102,541
Property, plant and equipment, net	224,384		227,218		233,986		229,198	318,337	319,469
Total assets	461,583		510,080		509,513		548,065	1,029,873	988,279
Total debt	111,650		105,774		71,064		115,921	660,510	635,891
Capital stock subject to redemption	2,612		2,747		6,361		6,661	—	—
Total stockholders’ equity	206,717		248,101		273,930		266,545	46,559	57,633

(1)             Cost of goods sold includes a charge of $10,935 for inventory purchase accounting adjustments to eliminate manufacturer’s profit for the forty-six week period ended December 31, 2005.

(2)             Other operating expense generally consists of costs related to the Merger, asset impairment charges, gains and losses on the sale of assets, restructuring costs and amortization of intangible assets. The amounts for the six week period ended February 11, 2005 and the forty-six week period ended December 31, 2005, consists primarily of costs related to the Transactions.

(3)             Equity in net income (loss) from affiliated companies represents our share of net income in our 50/50 joint ventures. Included in the amount for the year ended December 31, 2006 and the forty-six week period ended December 31, 2005 is amortization of purchase accounting fair value adjustments related to our joint ventures of $1,190 and $6,144, respectively.

(4)             Other (income) expense consists of the amortization of deferred financing fees, the impact of gains or losses on foreign currency transactions denominated in currencies other than the functional currency of the relevant operations, and other non-operating income and expenses. Included in the amount for the forty-six week period ended December 31, 2005 is “make-whole” fees and bridge financing fees of $7,579.

(5)             Minority interest represents the portion of net income attributed to ownership interests of third parties in our subsidiaries that are not wholly owned by us, principally our Chemicals subsidiary in Mexico.

(6)             Included in depreciation and amortization expense for the year ended December 31, 2006 and the forty-six week period ended December 31, 2005 is $5,860 and $5,295, respectively, of additional intangible amortization related to purchase accounting fair value adjustments.

(7)             The ratio of earnings to fixed charges is computed by dividing earnings by fixed charges. Earnings include net income (loss) before taxes less equity in net income (loss) from affiliated companies plus dividends received from affiliated companies and fixed charges. Fixed charges include interest expense (plus capitalized interest cost), amortization of debt expense and the implied interest component of operating lease expense. Our earnings would have been insufficient to cover our fixed charges by $8,996 and $31,086 for the six weeks ended February 11, 2005 and for the forty-six weeks ended December 31, 2005, respectively.

(8)             Working capital represents current assets less current liabilities.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations covers periods both prior to and subsequent to the Transactions. Accordingly, the discussion and analysis of historical periods may not be comparable with the periods presented after the Transactions. Statements in this discussion, other than those based on historical facts, which address activities, events or developments that we expect or anticipate may occur in the future are forward-looking statements, which are based upon a number of assumptions concerning future conditions that may ultimately prove to be inaccurate. Such forward-looking statements are and will be, as the case may be, subject to many risks, uncertainties and factors relating to our operations and business environment which may cause our actual results to be materially different from any future results, express or implied, by such forward-looking statements.

Overview

We are a global producer of inorganic specialty chemicals and engineered glass materials in terms of sales. We conduct our operations through two principal businesses: our Chemicals division, which develops, manufactures and distributes sodium silicate and related high performance silicate-based specialty chemicals, and our Potters division, which manufactures highly engineered solid and hollow glass spheres used in highway safety and other specialty applications. Our products are used in a variety of predominantly niche applications in a diverse range of industrial, consumer and municipal end-markets. Our Chemicals division accounted for $486.8 million, or 69%, of our sales, and our Potters division accounted for $221.8 million, or 31%, of our sales for the year ended December 31, 2006. We generated approximately 54% of our sales from our domestic subsidiaries and approximately 46% of our sales from our foreign subsidiaries for the year ended December 31, 2006.

On February 11, 2005, we were acquired by Niagara Holdings, Inc. (“Holdings”), a newly formed Delaware corporation affiliated with J.P. Morgan Partners, LLC and certain affiliated funds (“JPMorgan Partners” or “JPMP”); and Peak Investments, LLC, (together with JPMP, the” Sponsors”). Pursuant to the terms of the Agreement and Plan of Merger, dated as of December 15, 2004, among PQ Corporation, Holdings and Niagara Acquisition, Inc., a wholly owned subsidiary of Holdings; (i) Niagara Acquisition, Inc. merged with and into PQ Corporation, with PQ Corporation surviving as a wholly owned subsidiary of Holdings; (ii) PQ Corporation redeemed the outstanding shares of its $16.44 Preferred Stock, Class A in accordance with the terms thereof; and (iii) the common shareholders of PQ Corporation (both Series A and Series B) and holders of options to purchase common stock of PQ Corporation received cash in exchange for their shares or for the cancellation of their options. We refer to the actions set forth in clauses (i), (ii) and (iii) as the “Merger”.

In connection with the Merger, affiliates of JPMorgan Partners and certain members of our senior management contributed approximately $163.6 million in cash to Holdings, which in turn was contributed to the common equity of Niagara Acquisition, Inc. The total merger consideration (including capitalized fees and expenses) paid was approximately $632.5 million. The merger consideration was funded with the proceeds from:

•       the investment by the Sponsors and certain members of our senior management in Holdings and the subsequent contribution of the cash proceeds from such investment to us as common equity;

•       our issuance of $275.0 million of 7.5% senior subordinated notes due 2013 (referred to herein as the “Notes”) and the related subsidiary guarantees; and

•       term loan borrowings of $335.0 million under our senior secured credit facilities.

In this report, we refer to the Merger and the related financing described above, collectively, as the “Transactions”. For purposes of identification and description, we are sometimes referred to as the “Predecessor” for the period prior to the Transactions on February 11, 2005, and the “Successor” for the period subsequent to the Transactions.

Sales

Chemicals division sales have grown consistently due to overall growth in our industry and in the end-markets in which we operate. Share gains in certain of our markets as well as expansion into new markets have also added to the growth. We have historically experienced relatively stable demand for our Chemicals division products due to our diverse consumer and industrial end-markets. Sales of Chemicals division products are made on both a purchase order basis and pursuant to long-term contracts.

Potters division sales have been driven by the growth of spending on repair, maintenance and upgrade of existing highways and the construction of new highways and roads by governments around the world. Sales of Potters division products are made principally on a purchase order basis. Within the Potters division, sales to the highway safety sector have historically experienced seasonal fluctuations, particularly in North America and Europe.

Costs of Goods Sold

Cost of goods sold consists of variable product costs, fixed manufacturing expenses, depreciation expense and freight expenses. Variable product costs include all raw materials, energy and packaging costs that are directly related to the manufacturing process. Fixed manufacturing expenses include all plant employment costs, manufacturing overhead and periodic maintenance costs. The three primary raw materials used in the manufacture of Chemicals division products are soda ash, industrial sand, and ATH. We have structured the majority of our contracts with our largest Chemical division customers to include adjustments for changes in the price of raw materials and natural gas. Under these contracts, there generally is a time lag of three to nine months on the pass-through, depending on the magnitude of the cost change and market dynamics. The key raw material for the Potters division is cullet, or recycled glass.

Joint Ventures

We account for our investments in our four 50/50 equity joint ventures under the equity method. Our largest joint venture, Zeolyst International (“ZI”), manufactures high performance catalytic zeolites and zeolite-based catalysts for the petroleum industry. We share equally with our joint venture partners in the management of ZI and our other equity affiliates.

Restructuring

During the second quarter 2005, we implemented restructuring efforts with reductions in workforce in order to  generate annual savings to the Company estimated between $4.0 and $5.0 million. These savings have been used to service existing debt, working capital requirements, as well as to reinvest in growth areas of the business. Employees terminated under this plan were entitled to receive severance pay and benefits totaling approximately $5.2 million. Substantially all payments have been made as of December 31, 2006.

Curtailment of Defined Benefit Pension and Retiree Medical Plans

During the third quarter 2005, our Board of Directors approved plan amendments to our U.S. and Canadian defined benefit pension plans. As a result, all future accruals will be frozen in the U.S. and credited service as of December 31, 2006 will be frozen in Canada, and employees under both plans will instead receive a new discretionary Company contribution based on a percentage of pay to a defined contribution plan. The change to the plans qualified as curtailments under SFAS No. 88 “Employers’ Accounting for Settlement and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.”  Accordingly, a pretax curtailment gain of $6.3 million was recognized in 2005. In addition, our Board of Directors approved an amendment to our U.S. and Canadian retiree health plans which will eliminate postretirement benefits for employees retiring after December 31, 2006.

Income taxes

Management of the Successor considers earnings in non-U.S. subsidiaries to be available for repatriation in the future. The resulting taxes associated with repatriation of all non-U.S. subsidiary earnings at the opening balance sheet date have been accounted for as deferred tax liabilities in purchase accounting. The tax cost associated with non-U.S. subsidiary earnings and distributions of the Successor for the year ended December 31, 2006 and the forty-six weeks ended December 31, 2005 have been recorded as tax expense for the period. In this regard the Company expects to deduct, rather than credit, foreign tax expense in computing the U.S. tax effects of repatriation from non-U.S. subsidiaries in 2006 and 2005 due to the limits on the availability of crediting foreign taxes arising from its domestic tax loss for the year.

We expect the effective tax rate to exceed the U.S. statutory rate in future years due to the U.S. tax costs of foreign subsidiary earnings and distributions that would not be fully offset by foreign tax credits.

Results of Operations

The period from February 12, 2005 to December 31, 2006 is referred to herein as the “Successor” period. The financial information for the six weeks ended February 11, 2005 and for the years ended December 31, 2004 is prior to the consummation of the Transactions and referred to herein as the “Predecessor” period. As a result of the Transactions and the resulting change in ownership, we are required to separately present our operating results for the Predecessor and the Successor in the twelve months ended December 31, 2005 under Generally Accepted Accounting Principles (“GAAP”). In the following discussion, the 2005 results are adjusted to reflect the pro forma effect of the Transactions as if they had occurred on January 1, 2005. See the historical results of operations table below and exhibit 99.1 attached to this report for the pro forma basis results. The pro forma basis amounts for the combined twelve months ended December 31, 2005 are compared to the twelve months ended December 31, 2006 and 2004 on an historical basis. Management believes this is the most meaningful and practical way to comment on our results of operations.

The results of operations below include adjustment for the effects of purchase accounting adjustments for the Successor only and therefore are not comparable. Refer to the discussions below for detail regarding the effects of purchase accounting adjustments in regard to comparability. The following table sets forth our consolidated statements of operations data in dollar amounts for the Predecessor and Successor periods indicated:

	Successor		Predecessor
	Year	Forty-six	Six weeks	Year
	ended	weeks ended	ended	ended
	December 31,	December 31,	February 11,	December 31,
	2006	2005	2005	2004
	(in millions)
Sales	$708.6	$571.1	$64.2	$606.7
Cost of goods sold	549.9	463.1	48.6	454.5
Gross profit	158.7	108.0	15.6	152.2
Selling, general and administrative expense	86.9	77.3	11.2	96.2
Other operating expense	12.5	22.6	12.3	6.4
Operating income (loss)	59.3	8.1	(7.9)	49.6
Equity in net (loss) income from affiliated companies	21.3	3.1	(0.3)	10.2
Interest expense, net	51.9	37.5	0.8	6.5
Other (income) expense	(0.2)	8.2	0.3	1.7
Income (loss) before taxes and minority interest	28.9	(34.5)	(9.3)	51.6
Provision (benefit) for income taxes	14.0	0.4	(2.5)	12.9
Minority interest	0.7	0.3	—	0.5
Net income (loss)	$14.2	$(35.2)	$(6.8)	$38.2

2006 vs. 2005

Sales

Sales were $708.6 million for the year ended December 31, 2006, an overall increase of $73.3 million, or 12%, compared to sales of $571.1 million for the forty-six weeks ended December 31, 2005 and $64.2 million for the six weeks ended February 11, 2005. The increase in sales in 2006 was primarily attributable to pricing increases implemented in response to higher energy, raw material, and transportation costs. On a consolidated basis, the benefit of price increases and changes in product mix contributed $60.5 million to the increase, while higher sales volume in the amount of $6.4 million and the favorable impact of foreign currency exchange rate fluctuations of $6.4 million also contributed to the increase.

Chemicals division.   Sales of the Chemicals division were $486.8 million for the year ended December 31, 2006, a total increase of $64.8 million, or 15%, compared to $373.7 million for the forty-six weeks ended December 31, 2005 and $48.3 million for the six weeks ended February 11, 2005. The growth in sales was attributable to a net increase of $54.7 million from higher average selling prices and changes in product mix, an increase of $4.1 million due to higher sales volume, and an increase of $6.0 million from the favorable effect of changes in foreign currency exchange rates compared to the prior year. Average selling prices increased primarily in response to the higher cost of natural gas, transportation and raw materials. The increase in sales volume in drilling additives and laundry detergents were the primary reason for the positive volume impact on sales versus the prior year. The favorable exchange rate fluctuations compared to 2005 occurred primarily as a result of the strengthening Canadian dollar in relation to the U.S. dollar.

Potters division.   Sales of the Potters division were $221.8 million for the year ended December 31, 2006, a total increase of $8.5 million, or 4%, compared to $197.4 million for the forty-six weeks ended December 31, 2005 and $15.9 million for the six weeks ended February 11, 2005. The growth in sales was attributable to a net increase of $5.8 million due to higher average selling prices and changes in product mix, an increase of $2.3 million due to higher sales volume, and an increase of $0.4 million from the favorable effect of changes in foreign currency exchange rates. Higher average selling prices were implemented in response to the escalating cost of transportation, energy and raw materials. The increase in volume was driven by increased demand from North American engineered glass material and highway safety beads. The favorable exchange rate fluctuations in comparison to 2005 occurred primarily as a result of the strengthening Canadian dollar in relation to the U.S. dollar.

Gross profit

Gross profit was $158.7 million for the year ended December 31, 2006, compared to gross profit of $108.0 million for the forty-six weeks ended December 31, 2005 and $15.6 million for the six weeks ended February 11, 2005. Assuming the Transactions had occurred on January 1, 2005, pro forma gross profit for the year ended December 31, 2005 would have been $130.5 million, or $6.9 million higher. Gross profit in 2006 increased $28.2 million, or 22%, compared to the pro forma gross profit in 2005. Net purchase accounting adjustments increased cost of goods sold by $14.1 million in 2006 and pro forma cost of goods sold by $22.7 million in 2005, primarily consisting of amortization of favorable raw material supply contracts. Excluding the effect of the net purchase accounting adjustments, gross profit for the year ended December 31, 2006 and 2005 would have been $172.8 million and $153.2 million, respectively, an increase of $19.6 million, or 13%. The favorable effects of higher selling prices and changes in product mix and the impact of increased sales volumes contributed $60.3 million, and $2.3 million, respectively, to the year-over-year increase in gross profit. These increases were offset by the net impact of higher manufacturing costs of $42.6 million due to higher energy, raw material and transportation costs and increased depreciation expense of $2.6 million. Favorable foreign currency exchange rates increased gross profit by $2.2 million.

Chemicals division.   Gross profit was $100.6 million for the year ended December 31, 2006, compared to gross profit of $58.4 million for the forty-six weeks ended December 31, 2005 and $11.4 million for the six weeks ended February 11, 2005. Assuming the Transactions had occurred on January 1, 2005, pro forma gross profit for the year ended December 31, 2005 would have been $71.1 million, or $1.3 million higher. Gross profit in 2006 increased $29.5 million, or 41%, compared to the pro forma gross profit in 2005. Net purchase accounting adjustments increased cost of goods sold by $14.1 million in 2006 and pro forma cost of goods sold by $22.3 million in 2005, primarily consisting of amortization of favorable raw material supply contracts. Excluding the effect of the net purchase accounting adjustments, gross profit for the year ended December 31, 2006 and 2005 would have been $114.7 million and $93.4 million, respectively, an increase of $21.3 million, or 23%. The favorable effects of higher selling prices and changes in product mix and the impact of increased sales volumes contributed $54.0 million, and $1.2 million, respectively, to the year-over-year increase in gross profit. These increases were offset by the net impact of higher manufacturing costs of $34.4 million due to higher energy, raw material and transportation costs and increased depreciation expense of $1.1 million. Favorable foreign currency exchange rates increased gross profit by $1.6 million.

Potters division.   Gross profit was $58.1 million for the year ended December 31, 2006, compared to gross profit of $49.6 million for the forty-six weeks ended December 31, 2005 and $4.2 million for the six weeks ended February 11, 2005. Assuming the Transactions had occurred on January 1, 2005, pro forma gross profit for the year ended December 31, 2005 would have been $59.4 million, or $5.6 million higher. Gross profit in 2006 decreased $1.3 million, or 2%, compared to the pro forma gross profit in 2005. Net purchase accounting adjustments did not impact cost of goods sold in 2006, but increased pro forma cost of goods sold by $0.4 million in 2005, primarily consisting of amortization of favorable raw material supply contracts and depreciation expense on revalued property, plant, and equipment. Excluding the effect of the net purchase accounting adjustments, gross profit for the year ended December 31, 2005 would have been $59.8 million, a decrease of $1.7 million, or 3%. The favorable effects of higher selling prices and changes in product mix and the impact of increased sales volumes contributed $6.3 million, and $1.1 million, respectively, to the year-over-year increase in gross profit. These increases were offset by the net impact of higher manufacturing costs of $8.2 million due to higher energy, raw material and transportation costs and increased depreciation expense of $1.5 million. Favorable foreign currency exchange rates increased gross profit by $0.6 million.

Selling, general and administrative expense

Selling, general and administrative expenses (“SG&A”), were $86.9 million for the year ended December 31, 2006 compared to $77.3 million for the forty-six weeks ended December 31, 2005 and $11.2 million for the six weeks ended February 11, 2005. Assuming the Transactions had occurred on January 1, 2005, pro forma SG&A for the year ended December 31, 2005 would have been $82.3 million. SG&A in 2006 increased $4.6 million, or 6%, compared to the pro forma SG&A in 2005. The increase in expense was primarily due to higher compensation expenses relating to performance-based bonuses and professional fees.

Other operating expense

Other operating expense was $12.5 million for the year ended December 31, 2006 compared to $22.6 million for the forty-six weeks ended December 31, 2005 and $12.3 million for the six weeks ended February 11, 2005. Assuming the Transactions had occurred on January 1, 2005 pro forma other operating expense for the year ended December 31, 2005 would have been $7.6 million. Other operating expense in 2006 increased $4.9 million, or 64%, compared to the pro forma other operating expense in 2005. The increase was primarily due to the 2005 net pension curtailment gain of $6.3 million, partially offset by decreased severance and environmental costs.

Operating (loss) income

As a result of the factors discussed above, operating income for the year ended December 31, 2006 was $59.3 million compared to $8.1 million in operating income for the forty-six weeks ended December 31, 2005 and a $7.9 million loss for the six weeks ended February 11, 2005. On a pro forma adjusted basis, operating income would have been $40.6 million for the year ended December 31, 2005. Operating income in 2006 increased $18.7 million, or 46%, compared to the pro forma operating income in 2005.

Equity in net income from affiliated companies

Equity in net income from affiliated companies was $21.3 million for the year ended December 31, 2006 compared to $3.1 million income for the forty-six weeks ended December 31, 2005 and $0.3 million loss for the six weeks ended February 11, 2005. Assuming the Transactions had occurred on January 1, 2005, pro forma equity in net income from affiliated companies would have been $7.8 million for the year ended December 31, 2005. Equity in net income from affiliated companies in 2006 increased $13.5 million, compared to the pro forma equity in net income from affiliated companies in 2005. This increase was primarily due to higher 2006 earnings of ZI due to the increased volume of hydrocracking catalysts sales.

Interest expense, net

Interest expense, net was $51.9 million for the year ended December 31, 2006 compared to $37.5 million for the forty-six weeks ended December 31, 2005 and $0.8 million for the six weeks ended February 11, 2005. On a pro forma basis, interest expense would have been $43.1 million for the year ended December 31, 2005. Interest expense increased $8.8 million, or 20%, compared to the pro forma interest expense in 2005. Interest expense was higher versus the pro forma prior year amount due to higher interest rates and increased debt levels.

Other (income) expense

Other (income) expense was income of $0.2 million for the year ended December 31, 2006 compared to expense of $8.2 million for the forty-six weeks ended December 31, 2005 and $0.3 million for the six weeks ended February 11, 2005. Other non-operating expense for the forty-six weeks ended December 31, 2005 included costs incurred as a result of the Transactions. Adjustments to arrive at pro forma other non-operating expense include those corresponding to $5.2 million in “make-whole” payments for the early payment of the Predecessor’s debt and $2.3 million in financing fees for access to a bridge credit facility during the Transactions. On a pro forma basis, other non-operating expenses for the twelve months ended December 31, 2005 would have been $1.0 million. Other non-operating expense decreased $1.2 million compared to the pro forma other non-operating expense in 2005. Other non-operating expenses for 2006 and 2005 consisted primarily of foreign currency gains and losses, miscellaneous financing fees and various other non-operating income and expenses.

Provision (benefit) for income taxes

The provision (benefit) for income taxes was a provision of $14.0 million on income before taxes of $28.9 million for the year ended December 31, 2006 compared to a provision of $0.4 million for the forty-six weeks ended December 31, 2005 and a benefit of $2.5 million for the six weeks ended February 11, 2005. On a pro forma adjusted basis, the tax provision would have been $9.0 million on income before taxes of $4.3 million for the year ended December 31, 2005. The effective tax rate for 2006 was affected by the limitation on the use of foreign tax credits to offset the U.S. tax on expected dividends from foreign affiliate.

Net income (loss)

For the foregoing reasons, net income for the year ended December 31, 2006 was $14.2 million compared to a net loss for the forty-six weeks ended December 31, 2005 and the six weeks ended February 11, 2005 of $35.2 million and $6.8 million, respectively. Pro forma net loss for the year ended December 31, 2005 was $5.0 million.

2005 vs. 2004

Sales

Sales were $571.1 million for the forty-six weeks ended December 31, 2005 and $64.2 million for the six weeks ended February 11, 2005, an overall increase of $28.6 million, or 5%, compared to $606.7 million for the year ended December 31, 2004. The majority of the sales growth was attributable to pricing increases implemented in response to higher energy and raw material costs. Overall, the benefit of price increases and changes in product mix contributed $28.5 million to the increase, while the favorable impact of foreign currency exchange rate fluctuations of $7.0 million were partially offset by lower sales volume in the amount of $6.9 million. The majority of this lower sales volume impact was due to the reduced volume of detergent zeolite products as a result of a decline in North American consumer demand for powder versus liquid laundry detergent, competition and a customer reformulation resulting in lower zeolite content per unit.

Chemicals division.   Sales of the Chemicals division were $373.7 million for the forty-six weeks ended December 31, 2005 and $48.3 million for the six weeks ended February 11, 2005, a total increase of $23.2 million, or 6%, compared to $398.8 million for the year ended December 31, 2004. The growth in sales was attributable to a net increase of $22.5 million from higher average selling prices and changes in product mix, and an increase of $5.3 million from the favorable effect of changes in foreign currency exchange rates. These increases were partially offset by a decrease of $4.6 million due to lower sales volume compared to the prior year. Average selling prices increased primarily in response to the escalating cost of natural gas, transportation and raw materials. The favorable exchange rate fluctuations compared to 2004 occurred primarily as a result of the strengthening Canadian dollar and Mexican peso in relation to the U.S. dollar. The decline in detergent Zeolite sales volume was the primary reason for the negative volume impact on sales versus the prior year.

Potters division.   Sales of the Potters division were $197.4 million for the forty-six weeks ended December 31, 2005 and $15.9 million for the six weeks ended February 11, 2005, a total increase of $5.4 million, or 3%, compared with sales of $207.9 million for the year ended December 31, 2004. The growth in sales was attributable to a net increase of $5.9 million due to higher average selling prices and changes in product mix, and an increase of $1.7 million from the favorable effect of changes in foreign currency exchange rates, partially offset by a decrease of $2.2 million due to lower sales volume. Higher average selling prices were implemented in response to the escalating cost of transportation, energy and raw materials. The favorable exchange rate fluctuations in comparison to 2004 occurred primarily as a result of the strengthening Canadian dollar in relation to the U.S. dollar.

Gross profit

Gross profit was $108.0 million for the forty-six weeks ended December 31, 2005 and $15.6 million for the six weeks ended February 11, 2005. Assuming the Transactions had occurred on January 1, 2005, pro forma gross profit for the year ended December 31, 2005 would have been $130.5 million, a decrease of $21.7 million, or 14% compared to $152.2 million on a historical basis for the year ended December 31, 2004. Net purchase accounting adjustments increased pro forma cost of goods sold by $22.7 million in 2005, primarily consisting of amortization of favorable raw material supply contracts. Excluding the effect of the net purchase accounting adjustments, gross profit for the year ended December 31, 2005 would have been $153.2 million, an increase of $1.0 million, or 1% compared to the year ended December 31, 2004. The favorable effects of higher selling prices and changes in product mix and the impact of favorable foreign currency exchange rates contributed $29.2 million, and $2.6 million, respectively, to the year-over-year increase in gross profit. These increases were offset by the net impact of higher manufacturing costs of $29.7 million due to higher energy, raw material and transportation costs and increased depreciation expense. Lower sales volume reduced gross profit by $1.1 million.

Chemicals division.   Gross profit was $58.4 million for the forty-six weeks ended December 31, 2005 and $11.4 million for the six weeks ended February 11, 2005. Assuming the Transactions had occurred on January 1, 2005, pro forma gross profit for the year ended December 31, 2005 would have been $71.1 million, a decrease of $23.5 million, or 25% compared to $94.6 million on a historical basis for the year ended December 31, 2004. Net purchase accounting adjustments increased pro forma cost of goods sold by $22.3 million in 2005, primarily consisting of amortization of favorable raw material supply contracts. Excluding the effect of the net purchase accounting adjustments, gross profit for the year ended December 31, 2005 would have been $93.4 million, a decrease of $1.2 million, or 1% compared to the year ended December 31, 2004. The favorable effects of higher selling prices and changes in product mix and the impact of favorable foreign currency exchange rates contributed $23.2 million, and $1.6 million, respectively, to year-over-year gross profit. These increases were offset by the net impact of higher manufacturing costs of $25.7 million due to higher energy, raw material and transportation costs and increased depreciation expense. Lower sales volume reduced gross profit by $0.3 million, which was primarily related to U.S. detergent zeolite sales.

Potters division.   Gross profit was $49.6 million for the forty-six weeks ended December 31, 2005 and $4.2 million for the six weeks ended February 11, 2005. Assuming the Transactions had occurred on January 1, 2005, pro forma gross profit for the year ended December 31, 2005 would have been $59.4 million, an increase of $1.8 million, or 3% compared to $57.6 million on a historical basis for the year ended December 31, 2004. Net purchase accounting adjustments increased pro forma cost of goods sold by $0.4 million in 2005, primarily consisting of amortization of favorable raw material supply contracts and depreciation expense on revalued property, plant and equipment. Excluding the effect of the net purchase accounting adjustments, gross profit for the year ended December 31, 2005 would have been $59.8 million, an increase of $2.2 million, or 4% compared to the year ended December 31, 2004. The favorable effects of higher selling prices and changes in product mix and the impact of favorable foreign currency exchange rates contributed $6.0 million, and $0.9 million, respectively, to year-over-year gross profit. These increases were partially offset by the net impact of higher manufacturing costs of $4.0 million due to higher energy, raw material and transportation costs and an overall decline in sales volume of $0.7 million.

Selling, general and administrative expense

Selling, general and administrative expenses, or SG&A, were $77.3 million for the forty-six weeks ended December 31, 2005 and $11.2 million for the six weeks ended February 11, 2005. Assuming the Transactions had occurred on January 1, 2005, pro forma SG&A for the year ended December 31, 2005 would have been $82.3 million, a decrease of $13.9 million, or 14% compared to the $96.2 million on a historical basis for the year ended December 31, 2004.  The decrease in expense was due to lower compensation and overhead expenses primarily related to corporate restructuring, and reduced 2005 pension expense of $3.0 million as a result of purchase accounting. In 2004 there was $4.1 million of expense related to accretion of shares subject to mandatory redemption, as well as one-time professional fees incurred for regulatory compliance.

Other operating expense

Other operating expense was $22.6 million for the forty-six weeks ended December 31, 2005 and $12.3 million for the six weeks ended February 11, 2005. Assuming the Transactions had occurred on January 1, 2005, pro forma other operating expense for the year ended December 31, 2005 would have been $7.6 million, an increase of $1.2 million compared to the $6.4 million on a historical basis for the year ended December 31, 2004. The increase was the result of incremental amortization expense due to the recognition of intangible assets in purchase accounting and costs for professional fees and environmental costs, partially offset by a 2005 net pension curtailment gain.

Operating (loss) income

As a result of the factors discussed above, the Company recorded $8.1 million operating income for the forty-six weeks ended December 31, 2005 and a $7.9 million loss for the six weeks ended February 11, 2005. On a pro forma adjusted basis, operating income would have been $40.6 million for the year ended December 31, 2005, an overall decrease of $9.0 million compared to historical basis operating income of $49.6 million for the twelve months ended December 31, 2004.

Equity in net income (loss) from affiliated companies

Equity in net income (loss) from affiliated companies was $3.1 million income for the forty-six weeks ended December 31, 2005 and $0.3 million loss for the six weeks ended February 11, 2005. Assuming the Transactions had occurred on January 1, 2005, pro forma equity in net income from affiliated companies would have been $7.8 million for the year ended December 31, 2005, a decrease of $2.4 million compared to $10.2 million on a historical basis for the year ended December 31, 2004. This decrease was due to $1.2 million of amortization of intangible assets that resulted from fair market value purchase accounting adjustments as well as lower 2005 earnings of Zeolyst International due to the timing of hydrocracking catalysts sales.

Interest expense, net

Interest expense, net was $37.5 million for the forty-six weeks ended December 31, 2005 and $0.8 million for the six weeks ended February 11, 2005. On a pro forma basis, interest expense would have $43.1 million for the year ended December 31, 2005. Interest expense was significantly higher versus the prior year amount of $6.5 million due to the increase in debt incurred as a result of the Transactions.

Other (income) expense

Other (income) expense was $8.2 million for the forty-six weeks ended December 31, 2005 and $0.3 million for the six weeks ended February 11, 2005. Other (income) expense for the forty-six weeks ended December 31, 2005 includes costs incurred as a result of the Transactions. Adjustments to arrive at pro forma other non-operating expense include those corresponding to $5.2 million in “make-whole” payments for the early payment of the Predecessor’s debt and $2.3 million in financing fees for access to a bridge credit facility during the Transactions. On a pro forma basis, other non-operating expenses for the twelve months ended December 31, 2005 was $1.0 million compared to $1.7 million on a historical basis for the twelve months ended December 31, 2004. Other non-operating expenses for 2005 and 2004 consisted primarily of foreign currency gains and losses, miscellaneous financing fees and various other non-operating income and expenses.

Provision (benefit) for income taxes

The provision (benefit) for income taxes was a provision of $0.4 million for the forty-six weeks ended December 31, 2005 and a benefit of $2.5 million for the six weeks ended February 11, 2005. On a pro forma adjusted basis, the tax provision would have been $9.0 million on income before taxes of $4.3 million for the year ended December 31, 2005 compared with a tax provision of $12.9 million on income before taxes of $51.6 million on a historical basis for the year ended December 31, 2004. The high effective tax rate for 2005 was affected by certain non-deductible expenses incurred in connection with the Transactions, as well as the limitation on the use of foreign tax credits to offset the U.S. tax on expected dividends from foreign affiliates.

Net income (loss)

For the foregoing reasons, net loss for the forty-six weeks ended December 31, 2005 and the six weeks ended February 11, 2005 was $35.2 million and $6.8 million, respectively. Pro forma net loss for the year ended December 31, 2005 was $5.0 million compared to $38.2 million in the year ended December 31, 2004.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash flow from operations and borrowings under our revolving credit facility. We expect that ongoing requirements for debt service and capital expenditures will be funded from operations.

In connection with the Transactions in 2005, we incurred increased indebtedness. As of December 31, 2006, our total debt was $635.9 million. As part of the Transactions, we issued $275.0 million of senior subordinated notes and entered into a senior secured credit facility consisting of a term loan in the principal amount of $335.0 million and a revolving credit facility in an aggregate amount of up to $100.0 million. We will borrow under the revolving credit facility, as needed, for working capital requirements, capital expenditures and for other general corporate purposes. Borrowings under the term loan are due and payable in quarterly installments of $0.9 million. The remaining balance of the term loan is due and payable in full in 2012. The revolving credit facility is available until 2011. In addition to paying interest on outstanding principal amounts under our credit facility, we are required to pay a commitment fee to the lenders for the unused portion of our revolving credit facility. We also have letters of credit of $5.9 million outstanding as of December 31, 2006, which reduce available borrowings under the revolving credit facility by such amount.

In October 2005, we negotiated an amendment to our senior secured credit facility, the primary purpose of which was to permit the payment of a dividend to Holdings of $85.3 million. Funding of the dividend consisted of approximately $30.3 million of cash on hand, $30.0 million of additional term loan borrowings and approximately $25.0 million of revolving loan borrowings under the senior secured credit facility. The requisite consents for the amendment were received on November 7, 2005, and the amendment expanded the senior secured credit facility to provide for an additional $30.0 million of term loan borrowings and also permits us to dividend up to an additional $4.0 million per year to Holdings for the purpose of servicing the interest expense on the Holdings debt instrument issued in the amount of $23.0 million. In addition, the amendment provides for an increase to the effective interest rate on our senior secured credit facility by 25 basis points in the event our debt rating is downgraded and stipulates a prepayment fee equal to 1.0% of certain voluntary prepayments made within one year of the effective date of the amendment with the proceeds of certain types of indebtedness and based on certain other conditions. The amendment does not change any of the other existing covenants in the senior secured credit facility.

The senior secured credit facility contains various restrictive covenants. It prohibits us from prepaying other indebtedness, including the notes, and requires us to maintain a specified minimum interest coverage ratio of 2.00, and a maximum total leverage ratio of 6.50, at December 31, 2006. In addition, our senior secured credit facility restricts our ability to incur indebtedness or liens, make investments or declare or pay dividends and limits our annual capital spending. The indenture governing the subordinated notes among other things: (i) limits our ability and the ability of our subsidiaries to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates; (ii) places restrictions on the ability of certain of our subsidiaries to pay dividends or make certain payments to us; and (iii) places restrictions on our ability and the ability of our subsidiaries to merge or consolidate with any other person or sell, assign, transfer, convey or otherwise dispose of all or substantially all of our assets. At December 31, 2006, we were in compliance with all of our loan covenants. However, as a result of missing the deadline for having our registration statement on Form S-4 with respect to the notes declared effective by the SEC, the interest rate on the notes was increased 25 basis points to 7.75% on January 10, 2006 and by an additional 25 basis points to 8.0% on April 10, 2006. The interest rate on the notes returned to 7.5% on May 12, 2006, when our registration statement on Form S-4 was declared effective by the SEC.

Our substantial leverage and significant debt service obligations could adversely affect our ability to fulfill our obligations, including the notes, and make it more difficult for us to fund our operations. Our ability to make scheduled principal payments of, to pay the interest on, or to refinance our indebtedness, including the notes, or to fund planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on our current level of operations, we believe that cash flow from operations and available cash, together with available borrowings under our senior secured credit facility, will be adequate to service our existing debt and meet our capital expenditure and working capital requirements in the near term.

We repatriated cash balances and earnings generated by our non-U.S. operations in order to help service our debt and provide for general corporate purposes. We utilized a provision of the American Jobs Creation Act of 2004 which allowed U.S. companies to repatriate foreign earnings at a substantially reduced tax rate in 2005 under what is termed the Homeland Investment Act (“HIA”). The amount of foreign earnings that were repatriated under the provision totaled $34.3 million. The U.S. tax benefit of electing HIA with respect to dividends received was $9.8 million. We consider earnings in non-U.S. subsidiaries to be available for repatriation and will continue to repatriate earnings generated by our non-U.S. operations as needed in the future.

We reported coverage deficiencies in our calculation of the ratio of earnings to fixed charges for the six weeks ended February 11, 2005 and the forty-six weeks ended December 31, 2005. See exhibit 12.1 provided as an exhibit hereto. The coverage deficiencies in the respective periods were primarily caused by non-cash charges associated with purchase accounting fair value adjustments and Transaction related expenditures with regard to the 2005 periods. These expenditures were funded with cash on hand at the acquisition date as well as with proceeds from debt issuances as part of the Transactions. We had sufficient cash flow to cover fixed costs. For the foregoing reasons, we do not consider the ratio of earnings to fixed charges to be a representative measure of our liquidity.

Year Ended December 31, 2006

At December 31, 2006, we had cash and cash equivalents of $15.9 million, which was a decrease of $7.1 million from December 31, 2005.

Net cash provided by operating activities was $59.7 million for the year ended December 31, 2006, and was more than sufficient to fund working capital requirements. Receivables increased by $3.9 million due to strong sales growth in the latter part of the year. Inventories increased by $12.3 million primarily due to the increase in production to build inventory of our glass beads prior to the North American and European highway striping season and the increase in production related to expected furnace rebuild activity in our Chemicals division. Also contributing to the cash provided by operating activities was a dividend paid by our equity affiliates of $16.1 million.

Net cash used in investing activities was $32.1 million, which is net of proceeds of approximately $1.3 million primarily from the sale of real property at one of our Mexican operating facilities. Cash used for investing in property, plant and equipment totaled $31.6 million, primarily for routine replacement of operating machinery and equipment; health, safety and environment projects; and costs associated with the expansion projects in our both our Chemicals and Potters divisions. In addition, the Company used cash for the acquisition of certain intangibles, consisting primarily of customer lists, in June 2006.

Net cash used in financing activities was $35.6 million. We paid cash dividends of $2.3 million to Holdings, paid down $20.2 million of our revolver, and made principal payments of $4.5 million for long-term debt during the year ended December 31, 2006.

Year Ended December 31, 2005

Cash and cash equivalents at December 31, 2005 were $23.0 million, which was an increase of $10.2 million from December 31, 2004.

Net cash provided by operating activities was $11.8 million for the combined predecessor and successor periods during the year ended December 31, 2005 compared to net cash provided by operating activities of $87.9 million 2004. The main contributor to the reduction from the prior year is $44.2 million of costs related to the Transactions, including employee change in control provisions, severance payments, success bonuses, early debt retirement and other financing fees. In addition, there was $6.1 million in payments for shares subject to mandatory redemption under our Profit Sharing Plan in 2005. Also contributing were increased interest payments of approximately $23.3 million in 2005 compared with the prior year as a result of the new financing. Working capital increased approximately $1.4 million due to higher levels of sales and production activity in the fourth quarter of 2005 versus prior year.

Net cash used in investing activities was $660.6 million for the year ended December 31, 2005 compared to $33.3 million during the same period in 2004. The increase was mainly due to $632.5 million in consideration paid to effect the Transactions. Purchases of property, plant and equipment decreased $7.4 million mainly due to containment of capital spending in 2005. Purchases of property, plant and equipment in 2005 totaled $28.1 million primarily for routine replacement of operating machinery and equipment; health, safety and environment projects; and costs associated with the construction of a silicate plant in Asia.

Net cash provided by financing activities was $659.6 million for the combined predecessor and successor periods during the year ended December 31, 2005 compared to net cash used of $53.2 million during the same period in 2004. The amount for the year ended December 31, 2005 includes $163.6 million in net equity contributions, $660.0 million of proceeds from the issuance of new debt largely used to finance the Transactions and increased cash overdrafts of $5.3 million. Outflows include $85.3 million in dividends paid to Holdings, $17.6 million of capitalized debt acquisition costs and debt repayments of $116.8 million, including $114.3 million of principal due on the Predecessor’s debt. Partially offsetting the $114.3 million was approximately $44.9 million that the Predecessor had drawn on the existing credit facility prior to the Transactions.

Year Ended December 31, 2004

At December 31, 2004, we had cash and cash equivalents of $12.8 million, working capital of approximately $66.7 million and total debt of $71.1 million. Historically we have funded our operations primarily through cash flows generated by operating activities. Cash provided by operating and financing activities was more than sufficient to meet working capital requirements, fund purchases of property, plant and equipment, repay short and long-term debt, repurchase treasury stock and make dividend payments during the year ended December 31, 2004.

Net cash provided by operating activities was $87.9 million for the year ended December 31, 2004, and was more than sufficient to fund working capital requirements. Receivables increased by $4.1 million due to strong sales growth in the latter part of the year, inventories increased by $0.4 million and accounts payable and accrued liabilities increased by $14.3 million primarily due to the increase in production to build inventory of our glass beads prior to the highway striping season and timing of vendor payments. Also contributing to the cash provided by operating activities was a dividend paid by our Zeolyst International joint venture of $7.2 million.

Net cash used in investing activities was $33.3 million, which is net of proceeds of approximately $2.2 million primarily from the sale of a portion of land at one of our U.S. operating facilities. Cash used for investing in property, plant and equipment totaled $35.5 million. Major projects include a new manufacturing facility in Asia that will manufacture sodium silicate.

Net cash used in financing activities was $53.2 million. We paid cash dividends of $13.4 million, made principal payments of $29.0 million for long-term debt and repurchased shares at a cost of $4.9 million during the year ended December 31, 2004.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements or financing arrangements involving variable interest entities.

Contractual Obligations and Commitments

The following table reflects our contractual obligations, commercial commitments and long-term debt obligations as of December 31, 2006:

	Payments due by period
	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
	(in thousands)
Long-term debt	$635,891	$5,782	$7,304	$7,304	$615,501
Interest payments(a)	269,397	49,257	97,698	96,610	25,832
Operating leases	34,839	8,285	12,639	7,989	5,926
Purchase obligations(b)	37,957	15,534	12,361	7,149	2,913
Other obligations(c)	18,981	5,955	3,840	3,821	5,365
Total contractual obligations	$997,065	$84,813	$133,842	$122,873	$655,537

(a)           Represents minimum interest payments on the senior subordinated notes and senior secured credit facility per the respective credit agreements. The calculation of the interest on the term loans assumes an interest rate of 7.37%, which is the interest rate in effect for the first quarter of 2007.

(b)          Purchase obligations include agreements to purchase goods and services that are enforceable and legally binding and that specify all significant terms, including: fixed and minimum quantities to be purchased; fixed, minimum or variable provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.

(c)           Other obligations represent payments related to our pension plans, supplemental retirement plans, and other post retirement benefit plans. Included in these amounts are expected pension plan and supplemental retirement plan contributions of $3.9 million in 2007. Contributions to the pension plan and supplemental retirement plan beyond 2007 cannot be reasonably estimated and are not reflected in this table.

We are subject to a cash deficiency agreement related to the $15.0 million revolving credit agreement of one of our equity affiliates, in which we are a 50/50 joint partner. This agreement requires the partners to make certain contributions in order to ensure the affiliate’s compliance with debt covenants. At December 31, 2006, the affiliate had $10.0 million outstanding under their revolving credit agreement and was in compliance with all covenants.

We have cross-currency interest rate swap agreements denominated in euros that mature in 2009 and in Canadian dollars that mature in 2010. These swap agreements are designated as a hedge of the net investment in our European and Canadian operations. The fair value of the net liability was recorded in other long-term liabilities of $16.7 million and $6.8 million as of December 31, 2006 and 2005, respectively, with a corresponding amount, net of tax, recorded to foreign currency translation adjustments of $10.3 million and $4.2 million at December 31, 2006 and 2005, respectively. In the event the euro or Canadian dollar strengthens against the U.S. dollar the fair value of the liability will increase.

We are exposed to risks in energy costs due to fluctuations in energy prices, particularly natural gas. We have a hedging program in the United States which allows us to mitigate exposure to natural gas volatility with futures contracts. The futures contracts had a fair value of $2.2 million and $30.9 million at December 31, 2006 and 2005, respectively. Fair value is determined based on estimated amounts that would be received or paid to terminate the contracts at the reporting date based on quoted market prices of comparable contracts. The respective current and non-current balances are recorded in prepaid and other current assets and other long-term assets. The related gains or losses are recorded in stockholders’ equity as a component of other comprehensive income (loss), net of tax. Realized gains and losses on natural gas hedges are included in production cost and subsequently charged to cost of goods sold in the consolidated statements of income in the period in which inventory is sold.

Critical Accounting Policies

We have identified our most important and pervasive accounting policies that can have a significant impact on the presentation of our financial condition and results of operations and require management’s judgments and estimates. Actual results may differ materially from these estimates because of the uncertainty inherent in such estimates.

Revenue Recognition and Accounts Receivable

Revenue, net of related discounts and allowances, is recognized when both title and risk of loss of the product have been transferred to the customer (generally upon shipment), the seller’s price to the buyer is fixed or determinable, collectibility is reasonably assured, and persuasive evidence of an arrangement exists. Customers take title and assume all the risks of ownership upon shipment (if terms are “FOB shipping point”) or upon delivery (if terms are “FOB destination”). Any deviation from the standard terms and arrangements are reviewed for the proper accounting treatment, and revenue recognition is revised accordingly.

The Company recognizes rebates given to customers as a reduction of revenue based on a rational allocation of the cost of honoring rebates earned and claimed to each of the underlying revenue transactions that result in progress by the customer toward earning the rebate. The Company measures the rebate obligation based on the estimated amount of sales that will result in a rebate at the adjusted sales price per the respective sales agreement.

Amounts billed to customers for shipping and handling are classified as sales and the corresponding expense is reflected in cost of goods sold.

We make certain assumptions and estimates when accruing for allowances for doubtful accounts. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses for trade receivables. Account balances are charged off against the allowance when we believe that recoverability is not probable. A specific reserve for bad debts is recorded against the amount due from these customers. For all other customers, we recognize reserves for bad debts based on the length of time receivables are past due and historical write off experience. Our estimates may change based on our customers’ financial condition. As a result, we may be required to increase our reserves, which could have an unfavorable impact on our results of operations. The allowance for possible losses on receivables at December 31, 2006 was $1.5 million.

Our estimates and assumptions made under the revenue recognition policy have been applied on a consistent basis. The amounts accrued for allowances and returns have not had a material impact on our financial condition or operating performance.

Property, Plant and Equipment (PP&E), Intangible Assets and Goodwill

We perform an impairment review of PP&E when facts and circumstances indicate the carrying value may not be recoverable from its undiscounted cash flows. Under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, if the carrying amount of an asset or asset group is evaluated and found not to be recoverable, then an impairment loss must be recognized. Any impairment loss is measured by comparing the carrying amount of the asset to its fair value. Fair value is determined using discounted cash flows or quoted market prices, if available. Our estimates of future cash flows involve assumptions concerning future operating performance, economic conditions, and technological changes that may affect the future useful lives of the assets.

We amortize intangible assets with finite useful lives over the expected economic life with required evaluations of their recoverability when necessary for changes in facts and circumstances as provided under SFAS No. 144. Goodwill and intangible assets with indefinite lives are evaluated in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Goodwill and indefinite-lived intangible assets are reviewed for impairment in the third quarter of each year or when facts and circumstances indicate possible impairment. We compare the assets’ fair value, which is determined based on analyses of future discounted cash flows, to its carrying value in order to determine if an impairment charge is warranted. The estimates of future cash flows involve considerable management judgment and are based upon assumptions concerning expected future operating performance and economic conditions. Assumptions used in these forecasts are consistent with internal planning. We completed our analysis of indefinite lived intangibles, including goodwill, as of September 30, 2006 and no impairment was noted.

We determined the value of our formulations and product technology intangible assets using the relief from royalty method. This method utilizes calculations of the present value of after tax cash flow accruing to us to derive fair values. The pre-tax cash flow is determined by applying a royalty rate to projected revenues for the next several years. The royalty rates were based on the estimated royalties that would be charged to a third party to license our trademarks, trade names, technology and patents, and on independent studies performed by a third party service firm of rates used to value similar transactions. The fair values of trademarks and tradenames were appraised based upon the present value of the estimated net after-tax royalty cash flow. The values of other intangible assets including non-compete agreements, raw material contracts and railcar leases were valued at acquisition through independent appraisals where material, or through other valuation techniques involving discounted cash flows. The significant assumptions used in the calculations include discount rates, royalty rates and estimated periods of future cash flows.

The amortization period for definite lived intangibles represents our estimate of the economic life of these assets. The estimated lives for raw material contracts, non-compete agreements and rail car leases represent the term of the underlying contracts. The estimated life of Technical Know-how intangibles represents the weighted average remaining life of our patents. The lives of Tradename intangible assets were determined to be indefinite due to the perpetual nature of the trademarked names of the underlying products.

Pensions and Postretirement Benefits

We maintain defined benefit pension plans covering substantially all domestic and Canadian employees as well as certain employees in Europe and Asia Pacific. Benefits for a majority of the plans are based on average final pay and years of service. Our funding policy, consistent with statutory requirements, is based on actuarial computations utilizing the projected unit credit method of calculation. Not all defined benefit pension plans are funded. In the U.S. and Canada, the pension plans’ assets include equity, and fixed income securities. Certain assumptions are made regarding the occurrence of future events affecting pension costs, such as mortality, withdrawal, disablement and retirement, changes in compensation and benefits, and discount rates to reflect the time value of money.

The major elements in determining our pension income and expense are pension liability discount rates and the expected return on plan assets. We reference rates of return on high-quality, fixed income investments when estimating the discount rate, and the expected period over which payments will be made based upon historical experience. The long-term rate of return used to calculate the expected return on plan assets is the average rate of return estimated to be earned on invested funds for providing pension benefits.

In addition to pension benefits, certain health care benefits are provided to retired employees. SFAS No. 106, “Employers’ Accounting for Postretirement Benefits other than Pensions,” requires the use of explicit assumptions using the best estimates available of the plan’s future experience. Principal actuarial assumptions include: discount rates, present value factors, retirement age, participation rates, mortality rates, cost trend rates, Medicare reimbursement rates and per capita claims cost by age. Current interest rates, as of the measurement date, are used for discount rates in present value calculations.

Minor changes in the assumptions discussed above would not cause a material impact to our obligations or expense amounts. For example, a 1% increase in the assumed health care cost trend rate would increase the accumulated postretirement benefit obligation by approximately $0.03 million and increase the periodic postretirement benefit cost by approximately $0.03 million.

Effective December 31, 2006, the Company recognizes the overfunded or underfunded status of its defined benefit pension and postretirement plans as an asset or liability in the balance sheet and recognizes changes in that funded status in the year in which the changes occur through other comprehensive income in accordance with SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” The adoption of SFAS No. 158 resulted in an increase in stockholder’s equity of $9,126 at December 31, 2006. The following table indicates the adoption impact of SFAS No. 158 on individual balance sheet line items:

	Asset (liability)
	Prior to SFAS 158	Adjustments	After adoption of SFAS 158
Deferred income taxes	(94,479)	(5,536)	(100,015)
Liability for benefit plans—current	(1,994)	(1,296)	(3,290)
Liability for benefit plans—noncurrent	(61,628)	15,958	(45,670)
Accumulated other comprehensive income, net of tax	6,181	(9,126)	(2,945)

Income Taxes

The objective of accounting for income taxes is to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns.

In the determination of our current year tax provision, we have provided deferred income taxes on income from foreign subsidiaries which have not been reinvested abroad permanently as upon remittance to the U.S. such earnings are taxable. In addition, we operate within multiple taxing jurisdictions and are subject to audit within these jurisdictions. We record accruals for the estimated outcomes of these audits. We adjust these accruals, if necessary, upon the completion of tax audits or changes in tax law. Since significant judgment is required to assess the future tax consequences of events that have been recognized in our financial statements or tax returns, the ultimate resolution of these events could result in adjustments to our financial statements and such adjustments could be material. Therefore, we consider such estimates to be critical to the preparation of our financial statements.

We have net operating loss carryforwards in various jurisdictions, the majority of which do not have corresponding valuation allowances. For these jurisdictions without valuation allowances, it is our determination that it is more likely than not that we will utilize our deferred tax assets before the expiration of the net operating loss carryforward period. This determination is based upon our estimation of projected book and taxable income and expense over the next several years. These assumptions will be reviewed at least annually and adjustments to the valuation allowance may be made accordingly. To the extent our projections vary significantly from actual results, a portion of our deferred tax benefits may not be realizable, resulting in a charge to income tax expense.

Recently Issued Accounting Standards

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109.”  FIN No. 48 clarifies what criteria must be met prior to recognition of the financial statement benefit of a position taken in a tax return. FIN No. 48 will require companies to include additional qualitative and quantitative disclosures within their financial statements. The disclosures will include potential tax benefits from positions taken for tax return purposes that have not been recognized for financial reporting purposes and a tabular presentation of significant changes during each period. The disclosures will also include a discussion of the nature of uncertainties, factors which could cause a change, and an estimated range of reasonably possible changes in tax uncertainties. FIN No. 48 will also require a company to recognize a financial statement benefit for a position taken for tax return purposes when it will be more-likely-than-not that the position will be sustained. FIN No. 48 will be effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact on the consolidated financial statements for uncertain tax positions taken under FIN No. 48.

In September 2006, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”  SAB No. 108 was issued to provide interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. We adopted the provisions of SAB No. 108 effective December 31, 2006. The adoption of SAB No. 108 did not have an impact on the consolidated financial statements.

In November 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs—an amendment of ARB No. 43, Chapter 4.”  SFAS No. 151 is the result of efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS No. 151 requires abnormal amounts of idle facility expense, freight, handling costs and spoilage to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Therefore, SFAS No. 151 is effective for the Company for the year ended December 31, 2006. The adoption of SFAS No. 151 did not have a material impact on the consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition and disclosure purposes under generally accepted accounting principles. SFAS No. 157 will require the fair value of an asset or liability to be based on a market based measure which will reflect the credit risk of the company. SFAS No. 157 will also require expanded disclosure requirements which will include the methods and assumptions used to measure fair value and the effect of fair value measures on earnings. SFAS No. 157 will be applied prospectively and will be effective for fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years. The Company is currently evaluating the new statement and does not believe that it will have a significant impact on the determination or reporting of our financial results.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”  SFAS No. 158 requires an employer that sponsors one or more defined benefit pension plans or other postretirement plans to 1) recognize the funded status of a plan, measured as the difference between plan assets at fair value and the benefit obligation, in the balance sheet; 2) recognize in stockholders’ equity as a component of accumulated other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not yet recognized as components of net periodic benefit cost; 3) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end balance sheet; and 4) disclose in the notes to the financial statements additional information about the effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. We adopted SFAS No. 158 effective December 31, 2006. The impact of the adoption of SFAS No. 158 resulted in an increase in stockholder’s equity of $9,126 at December 31, 2006.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115.” SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. The statement requires the fair value of the assets and liabilities that the company has chosen to fair value be shown on the face of the balance sheet. The standard also requires companies to provide additional information to enable users of the financial statements to understand the company’s reasons for electing the fair value option and how changes in the fair values affect earnings for the period. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. This statement is effective for fiscal years beginning on or before November 15, 2007. The Company is currently evaluating the potential impact this statement may have on the consolidated financial statements.

In September 2006, the FASB issued FASB Staff Position (“FSP”) No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities.”  The FSP prohibits companies from accruing the cost of planned major maintenance in advance of the activities actually occurring. This FSP is effective for fiscal years beginning after December 15, 2006. The adoption of FSP No. AUG AIR-1 is not expected to have a significant impact on the consolidated financial statements.

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

Our disclosure and analysis in this report contain some forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. Readers can identify these statements by the fact that they do not relate strictly to historical or current events. Such statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these statements include, among other things, statements relating to:

•       our business strategies and implementation of our business plans as discussed under “Item 1. Business—Our Business Strategy.”

•       our leverage and ability to service debt;

•       changes in demand for our products;

•       competition;

•       fluctuations in interest rates, exchange rates and currency values;

•       availability and pricing of raw materials;

•       fluctuations in energy prices;

•       changes in the end-use markets in which our products are sold;

•       changes in the general economic conditions in North America and Europe and in other locations in which we currently do business;

•       technological changes affecting production of our materials; and

•       governmental and environmental laws and regulations and changes in those laws and regulations.

There are a number of variables that could cause our actual results to differ materially from the forward-looking statements in this report. Forward-looking statements can be affected by assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in our discussion in this report will be important in determining future results. Consequently, we cannot provide assurance that our expectations or forecasts expressed in such forward-looking statements will be achieved. Actual future results may vary materially.

Except as required by law, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. Also, please note that we provide a cautionary discussion of risks and uncertainties under the caption “Item 1A. Risk Factors” in this report. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed here could adversely affect our business and results of operations.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Foreign Exchange Risk

Our financial results are subject to the impact of gains and losses on currency translations, which occur when the financial statements of foreign operations are translated into U.S. dollars. We operate a geographically diverse business with approximately 46% of our sales during the twelve months ended December 31, 2006 coming from our international operations in currencies other than the U.S. dollar. Because consolidated financial results are reported in dollars, sales or earnings generated in currencies other than the U.S. dollar can result in a significant increase or decrease in the amount of those sales and earnings when translated to U.S. dollars. The financial statements of our operations outside the U.S., where the local currency is considered to be the functional currency, are translated into U.S. dollars using the exchange rate in effect at each balance sheet date for assets and liabilities and the average exchange rate for each period for sales, expenses, gains, losses and cash flows. The exchange rates between these currencies and the U.S. dollar in recent years have fluctuated significantly and may continue to do so in the future. The foreign currencies to which we have the most significant exchange rate exposure include the Canadian dollar and the euro. The effect of translating foreign subsidiaries’ balance sheets into U.S. dollars is included in other comprehensive income. The impact of gains and losses on transactions denominated in currencies other than the functional currency of the relevant operations are included in other non-operating expense and have historically not been material.

We hedge our significant net investments denominated in foreign currencies through cross-country interest rate swap agreements. We record these agreements at fair value as assets or liabilities and the related gains or losses are deferred in stockholders’ equity as a component of foreign currency translation adjustments, net of tax. Fair value is determined based on estimated amounts that would be received or paid to terminate the contracts at the reporting date based on quoted market prices. There was no hedge ineffectiveness related to our currency swap agreements in 2006 or 2005.

We have cross-currency interest rate swap agreements denominated in euros that mature in 2009 and in Canadian dollars that mature in 2010. These swap agreements are designated as a hedge of the net investment in our European and Canadian operations. The fair value of the net liability was recorded in other long-term liabilities of $16.7 million and $6.8 million as of December 31, 2006 and 2005, respectively, with a corresponding amount, net of tax, recorded to foreign currency translation adjustments of $10.3 million and $4.2 million at December 31, 2006 and 2005, respectively. In the event the euro or Canadian dollar strengthens against the U.S. dollar the fair value of the liability will increase.

Interest Rate Risk

We are exposed to fluctuations in interest rates on our long-term senior secured term loan and revolving credit facility. Changes in interest rates will not affect the market value of such debt but will affect the amount of our interest payments over the term of the loans. Likewise, an increase in interest rates could have a material impact on our cash flow. As of December 31, 2006, a 100 basis point increase in interest rates on our variable term loan under our senior secured credit facility would have an estimated impact on pre-tax earnings of approximately $3.6 million. The interest rate on the notes are fixed at 7.5%.

Commodity Risk

We purchase significant amounts of natural gas to supply the energy required in our production processes for our products in each of our divisions. Since we are a producer of inorganic chemicals, natural gas provides an energy source for us but is not a direct feedstock of our products. Therefore, exposure to the volatility in energy prices is less than that of many producers of organic petrochemicals. We have implemented a hedging program in the U.S. which allows us to mitigate exposure to natural gas volatility with futures contracts. Forward purchases of natural gas are also made in regard to our production at certain other subsidiary locations.

The futures contracts had a fair value of $2.2 million and $30.9 million at December 31, 2006 and 2005, respectively. Fair value is determined based on estimated amounts that would be received or paid to terminate the contracts at the reporting date based on quoted market prices of comparable contracts. The respective current and non-current balances are recorded in prepaid and other current assets and other long-term assets. The related gains or losses are recorded in stockholders’ equity as a component of other comprehensive income (loss), net of tax. Realized gains and losses on natural gas hedges are included in production cost and subsequently charged to cost of goods sold in the consolidated statements of income in the period in which inventory is sold.

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

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors
PQ Corporation and Subsidiaries:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholder’s equity and cash flows present fairly, in all material respects, the financial position of PQ Corporation and its subsidiaries (the “Company”) at December 31, 2006 and 2005 and the results of their operations and their cash flows for the year ended December 31, 2006 and for the period from February 12, 2005 to December 31, 2005 (“Successor” as defined in Note 1) in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 18 to the consolidated financial statements, the Company changed the manner in which it accounts for its defined benefit pension and other postretirement plans effective December 31, 2006.

/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
March 26, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors
PQ Corporation and Subsidiaries:

In our opinion, the accompanying consolidated statements of operations, stockholders’ equity and cash flows present fairly, in all material respects, the results of the operations and the cash flows of PQ Corporation and its subsidiaries (the “Company”) for the period from January 1, 2005 to February 11, 2005, and the year ended December 31, 2004 (“Predecessor” as defined in Note 1) in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
March 31, 2006

PQ CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,	December 31,
	2006	2005
ASSETS
Cash and cash equivalents	$15,878	$22,972
Receivables, net	98,418	90,714
Inventories	98,911	84,239
Prepaid and other current assets	9,960	38,333
Total current assets	223,167	236,258
Investments in affiliated companies	70,185	64,417
Property, plant and equipment, net	319,469	318,337
Goodwill	229,904	234,483
Tradenames	53,000	53,000
Other intangible assets, net	59,003	77,709
Other long-term assets	33,551	45,669
Total assets	$988,279	$1,029,873
LIABILITIES
Revolver, notes payable and current maturities of long-term debt	$5,782	$26,689
Cash overdraft	1,915	9,957
Accounts payable	53,238	51,302
Accrued liabilities	59,691	53,978
Total current liabilities	120,626	141,926
Long-term debt	630,109	633,821
Deferred income taxes	104,964	127,806
Other long-term liabilities	69,973	74,714
Total liabilities	925,672	978,267
Minority interest in equity of subsidiaries	4,974	5,047
Commitments and contingencies
STOCKHOLDER’S EQUITY
Common stock, Series A	—	—
Additional paid-in capital	75,398	78,369
Accumulated deficit	(20,990)	(35,146)
Accumulated other comprehensive income	3,225	3,336
Total stockholder’s equity	57,633	46,559
Total liabilities and stockholder’s equity	$988,279	$1,029,873

See accompanying notes to consolidated financial statements.

PQ CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	Successor		Predecessor
	Year	Forty-six	Six weeks	Year
	ended	weeks ended	ended	ended
	December 31,	December 31,	February 11,	December 31,
	2006	2005	2005	2004
Sales	$708,589	$571,138	$64,195	$606,679
Cost of goods sold	549,927	463,102	48,576	454,448
Gross profit	158,662	108,036	15,619	152,231
Selling, general and administrative expenses	86,903	77,317	11,221	96,235
Other operating expense	12,486	22,558	12,267	6,375
Operating income (loss)	59,273	8,161	(7,869)	49,621
Equity in net income (loss) from affiliated companies	21,341	3,108	(265)	10,249
Interest expense, net	51,894	37,529	771	6,541
Other (income) expense	(141)	8,218	356	1,684
Income (loss) before taxes and minority interest	28,861	(34,478)	(9,261)	51,645
Provision (benefit) for income taxes	13,997	361	(2,522)	12,926
Minority interest	708	307	59	546
Net income (loss)	$14,156	$(35,146)	$(6,798)	$38,173

See accompanying notes to consolidated financial statements.

PQ CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Capital stock	Additional paid-in capital	Retained earnings (accumulated deficit)	Accumulated other comprehensive (loss) gain	Treasury stock, at cost	Total
Predeccessor
Balance, January 1, 2004	$6,729	$21,045	$247,075	$(10,990)	$(15,758)	$248,101
Net income			38,173			38,173
Minimum pension liability adjustment, net of tax of $(10,248)				(16,703)		(16,703)
Changes in fair values of derivatives:
Unrealized hedging gains, net of tax of $2,340				4,346		4,346
Reclassification adjustment for net realized (gains) included in net income, net of tax of ($134)				(249)		(249)
Foreign currency translation adjustments, net of tax of $1,030				12,413		12,413
Total comprehensive income						37,980
Treasury shares issued for exercise of stock options and awards		(859)			4,782	3,923
Purchases of treasury common shares					(4,168)	(4,168)
Stock compensation for stock options and awards		1,205				1,205
Tax benefit of stock option exercises		451				451
Dividends and distributions to stockholders			(13,562)			(13,562)
Balance, December 31, 2004	$6,729	$21,842	$271,686	$(11,183)	$(15,144)	$273,930
Net loss			(6,798)			(6,798)
Changes in fair values of derivatives:
Unrealized hedging gains, net of tax of $527				980		980
Reclassification adjustment for net realized gains included in net income, net of tax of ($120)				(195)		(195)
Foreign currency translation adjustments, net of tax of $(987)				(4,676)		(4,676)
Total comprehensive loss						(10,689)
Treasury shares issued for exercise of stock options and awards		(358)			1,161	803
Stock compensation for stock options and awards		2,499				2,499
Balance, February 11, 2005	$6,729	$23,983	$264,888	$(15,074)	$(13,983)	$266,543
Successor
Balance, February 12, 2005	$—	$163,600	$—	$—	$—	$163,600
Net loss			(35,146)			(35,146)
Minimum pension liability adjustment, net of tax of ($184)				(352)		(352)
Changes in fair values of derivatives:
Unrealized hedging gains, net of tax of $9,939				16,046		16,046
Reclassification adjustment for net realized gains included in net income, net of tax of ($1,011)				(1,631)		(1,631)
Foreign currency translation adjustments, net of tax of ($16)				(10,727)		(10,727)
Total comprehensive loss						(31,810)
Stock compensation for stock awards		94				94
Dividend distribution		(85,325)				(85,325)
Balance, December 31, 2005	$—	$78,369	$(35,146)	$3,336	$—	$46,559
Net income			14,156			14,156
Additional pension liability, net of tax of ($340)				(457)		(457)
Changes in fair values of derivatives:
Unrealized hedging gains (losses), net of tax of ($3,894)				(6,345)		(6,345)
Reclassification adjustment for net realized gains included in net income, net of tax of ($7,098)				(11,461)		(11,461)
Foreign currency translation adjustments, net of tax of $3,450				9,026		9,026
Total comprehensive income						4,919
Adjustment to initially apply SFAS No. 158, net of tax of $5,536				9,126		9,126
Stock compensation for stock options and awards		108				108
Dividends and distributions		(3,079)				(3,079)
Balance, December 31, 2006	$—	$75,398	$(20,990)	$3,225	$—	$57,633

PQ CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Successor		Predecessor
	Year	Forty-six	Six weeks	Year
	ended	weeks ended	ended	ended
	December 31,	December 31,	February 11,	December 31,
	2006	2005	2005	2004
Cash flows from operating activities:
Net income (loss)	$14,156	$(35,146)	$(6,798)	$38,173
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,810	40,174	4,436	36,097
Amortization of deferred financing costs	2,440	2,012	29	388
Postretirement healthcare benefits	(1,413)	(963)	(138)	(567)
Pension funding (greater) less than expense	(987)	212	30	4,630
Net gain on benefit plan curtailments	—	(6,253)	—	—
Deferred income taxes	(1,379)	(13,286)	(2,855)	(5,918)
Net loss on asset disposals	192	341	—	(373)
Write-off of acquired in-process research and development	—	3,338	—	—
Charges related to purchase accounting fair value adjustments	15,167	35,532	—	—
Stock compensation	108	94	2,499	1,205
Accretion of shares subject to mandatory redemption	—	—	330	4,069
Equity in net (income) loss from affiliated companies	(22,532)	(9,252)	265	(10,249)
Dividends received from affiliated companies	16,070	6,500	—	7,189
Minority interest in earnings of subsidiaries	708	307	59	546
Working capital changes that (used) provided cash:
Receivables	(3,896)	(4,744)	(2,482)	(4,081)
Inventories	(12,286)	4,431	(9,000)	(367)
Prepaids and other current assets	280	1,600	(467)	2,675
Accounts payable and accrued liabilities	7,967	(7,768)	7,858	14,309
Other, net	(1,741)	1,590	(731)	201
Net cash provided by (used in) operating activities	59,664	18,719	(6,965)	87,927
Cash flows from investing activities:
Proceeds from sale of capital assets	1,302	—	—	2,201
Purchases of property, plant and equipment	(31,645)	(25,733)	(2,358)	(35,509)
Purchase of other intangible assets	(1,716)	—	—	—
Merger consideration	—	(626,000)	—	—
Merger costs, capitalized	—	(6,485)	—	—
Net cash used in investing activities	(32,059)	(658,218)	(2,358)	(33,308)
Cash flows from financing activities:
Revolver and notes payable	(20,174)	23,938	46,108	(6,555)
Cash overdrafts	(8,205)	6,549	(1,251)	(697)
Issuance of long-term debt	—	365,000	—	—
Issuance of senior subordinated notes	—	275,000	—	—
Debt acquisition costs	—	(17,631)	—	—
Repayments of long-term debt	(4,482)	(2,588)	—	(29,007)
Repayment of Predecessor debt	—	(114,274)	—	—
Proceeds from issuances of treasury stock	—	—	1,161	2,061
Purchases of stock	—	—	(47)	(4,924)
Equity contribution	—	163,600	—	—
Distributions to minority shareholders	(401)	(629)	—	(561)
Dividend distribution	(2,346)	(85,325)	—	(13,480)
Net cash (used in) provided by financing activities	(35,608)	613,640	45,971	(53,163)
Effect of exchange rate changes on cash	909	74	(700)	569
Net change in cash and cash equivalents	(7,094)	(25,785)	35,948	2,025
Cash and cash equivalents at beginning of year	22,972	48,757	12,809	10,784
Cash and cash equivalents at end of year	$15,878	$22,972	$48,757	$12,809

See accompanying notes to consolidated financial statements.

PQ CORPORATION & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share amounts)

1.   Background and Basis of Presentation:

The Company conducts operations through two principal businesses: our Chemicals division, which develops, manufactures and distributes sodium silicate and related high performance silicate-based specialty chemicals, and our Potters division, which manufactures highly engineered solid and hollow glass spheres used in highway safety and other specialty applications. The Company’s products are used in a variety of predominantly niche applications in a diverse range of industrial, consumer and municipal end-markets.

On December 15, 2004, PQ Corporation (“Company”) and Niagara Acquisition, Inc. and its parent company, Niagara Holdings, Inc. (“Holdings”), entered into an Agreement and Plan of Merger, pursuant to which Niagara Acquisition, Inc. merged with and into PQ Corporation, with PQ Corporation continuing as the surviving entity and a wholly-owned subsidiary of Holdings (the “Merger”). Holdings is a Delaware corporation, a substantial majority of the outstanding capital stock of which is owned by JPMorgan Partners LP and certain affiliated funds (“Sponsors”). The Merger was consummated on February 11, 2005. The total merger consideration paid, excluding fees and expenses, consists of the stated purchase price of $626,000 and capitalized acquisition costs of $6,485.

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

The Company refers to the Merger and the related financings described above, collectively, as the Transactions. For purposes of identification and description, the Company is sometimes referred to as the Predecessor for the period prior to the Transactions on February 11, 2005, and the Successor for the period subsequent to the Transactions.

2.   Summary of Significant Accounting Policies:

Principles of Consolidation.   The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. Investments in affiliated companies are recorded at cost plus the Company’s equity in their undistributed earnings. All intercompany transactions have been eliminated.

All assets and liabilities of foreign subsidiaries and affiliated companies are translated to U.S. dollars using exchange rates in effect at the balance sheet date. Adjustments resulting from translation of the balance sheets and certain intercompany transactions are included in Stockholders’ equity as part of accumulated other comprehensive income (loss). Income and expense items are translated at average exchange rates during the year. Net foreign exchange losses included in other expense were $628, $169, and $949 in 2006, 2005, and 2004, respectively.

Cash and Cash Equivalents.   Cash and cash equivalents include investments with original terms to maturity of 90 days or less from the time of purchase.

Accounts Receivable and Allowance for Doubtful Accounts.   Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best

PQ CORPORATION & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share amounts)

estimate of the amount of probable credit losses in its existing accounts receivable. A specific reserve for bad debts is recorded for known or suspected doubtful accounts receivable. For all other accounts, the Company recognizes a general reserve for bad debts based on the length of time receivables are past due and historical write-off experience. Account balances are charged off against the allowance when the Company believes it is probable the receivable will not be recovered. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required. The Company does not have any off-balance-sheet credit exposure related to its customers.

Inventories.   All inventories are stated at the lower of cost or market. Substantially all domestic inventories are valued on the last-in, first-out (“LIFO”) method, and all other inventories are valued on the average cost and first-in, first-out (“FIFO”) methods. When necessary, the Company provides allowances to adjust the carrying value of its inventory to the lower of cost or net realizable value, including any costs to sell or dispose. Appropriate consideration is given to obsolescence, excessive inventory levels, product deterioration and other factors in evaluating net realizable value.

Prepaid and Other Current Assets.   A significant component of prepaid and other current assets is the current portion of the fair value of our gas hedge derivatives of $1,045 and $17,251 and current portion of deferred taxes of $1,700 and $11,270 as of December 31, 2006 and 2005, respectively.

Property, Plant, and Equipment.   Property, plant and equipment are carried at cost and include expenditures for new facilities and major renewals and betterments. Plant and equipment under capital leases are carried at the present value of minimum lease payments. Maintenance, repairs and minor renewals are charged to expense. The Company capitalizes internal costs associated with the implementation of purchased software. When property, plant and equipment is retired or otherwise disposed of, the net carrying amount is eliminated with any gain or loss on disposition recognized in earnings at that time.

Depreciation is generally provided on the straight-line method based on estimated useful lives of the assets, ranging up to 33 years for buildings, 10 to 12 years for machinery and equipment, and 3 to 7 years for computer hardware and software.

Goodwill and Intangible Assets.   Definite lived intangibles are amortized over their estimated useful life. Goodwill and intangibles with indefinite lives are not amortized, but are tested for impairment annually or more frequently if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below it’s carrying amount. A write-down occurs in periods in which it is determined that a reporting unit’s fair value is less than book value.

When evaluating goodwill for impairment, the Company first compares a reporting unit’s book value of net assets, including goodwill, to its fair value. Fair value is estimated based upon discounted cash flow analyses. To the extent that the book value exceeds fair value, the Company would be required to perform a second step to measure the amount of the impairment loss. The Company performs its impairment test on September 30th of each year.

Other Long-term Assets.   Other long-term assets include net deferred financing costs of $13,179 and $15,618 as of December 31, 2006 and 2005, respectively, related to the notes, senior term loan, and revolving credit facility entered into in conjunction with the Transactions. Such deferred financing costs are amortized over the terms of the related agreements. Amortization of deferred costs of $2,440 for the

PQ CORPORATION & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share amounts)

year ended December 31, 2006, $2,012 for the forty-six weeks ended December 31, 2005, $29 for the six weeks ended February 11, 2005, and $388 for the year ended December 31, 2004 was included in interest expense. Also included in other long-term assets is the long-term portion of the fair value of our gas hedge derivatives of $1,107 and $13,699 as of December 31, 2006 and 2005, respectively.

Valuation of Long-Lived Assets.   We perform an impairment review of PP&E and definite lived intangibles when facts and circumstances indicate the carrying value may not be recoverable from its undiscounted cash flows. Under Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”, if the carrying amount of an asset or asset group is evaluated and found not to be recoverable, then an impairment loss must be recognized. Any impairment loss is measured by comparing the carrying amount of the asset to its fair value. Fair value is determined using quoted market prices where available, or other techniques including discounted cash flows. The Company’s estimates of future cash flows involve assumptions concerning future operating performance, economic conditions, and technological changes that may affect the future useful lives of the assets.

Derivative Financial Instruments.   The Company utilizes certain derivative financial instruments to enhance its ability to manage risk, including exposures to interest rates, foreign currencies and natural gas prices that exist as part of ongoing business operations. Derivative instruments are entered into for periods consistent with the related underlying exposures and do not constitute positions independent of those exposures.

All derivatives are recognized on the balance sheet at fair value. On the date a derivative contract is entered into, the Company designates the derivative as either a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge), a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge), a foreign-currency fair-value or cash-flow hedge (foreign currency hedge), or a hedge of a net investment in a foreign operation. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a fair-value hedge, along with the loss or gain on the hedged asset or liability or unrecognized firm commitment of the hedged item that is attributable to the hedged risk, are recorded in earnings. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash-flow hedge are recorded in other comprehensive income to the extent that the derivative is effective as a hedge, until earnings are affected by the variability in cash flows of the designated hedged item. Changes in the fair value of derivatives that are highly effective as hedges and that are designated and qualify as foreign-currency hedges are recorded in either earnings or other comprehensive income, depending on whether the hedge transaction is a fair-value hedge or a cash-flow hedge. However, if a derivative is used as a hedge of a net investment in a foreign operation, its changes in fair value, to the extent effective as a hedge, are recorded in the foreign currency translation adjustment account within accumulated other comprehensive income. Any changes in the fair value of derivatives that are not designated as hedges would be recorded in other operating expenses immediately.

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. This process includes relating all derivatives that are designated cash flow hedges to specific forecasted transactions. The Company also formally assesses both at the inception of the hedge and on an ongoing basis, whether each derivative is highly effective in offsetting changes in fair values or cash flows of the

PQ CORPORATION & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share amounts)

hedged item. If it is determined that a derivative is not highly effective as a hedge, or if a derivative ceases to be a highly effective hedge, hedge accounting would be discontinued with respect to that derivative prospectively.

Fair Value of Financial Instruments.   The carrying values of cash, accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short-term nature of these items. See Note 14 to these financial statements regarding the fair value of debt and Note 16 regarding other financial instruments.

Revenue Recognition.   Revenue, net of related discounts and allowances, is recognized when both title and risk of loss of the product have been transferred to the customer (generally upon shipment), the seller’s price to the buyer is fixed or determinable, collectibility is reasonably assured, and persuasive evidence of an arrangement exists. Customers take title and assume all the risks of ownership upon shipment (if terms are “FOB shipping point”) or upon delivery (if terms are “FOB destination”). Any deviation from the standard terms and arrangements are reviewed for the proper accounting treatment, and revenue recognition is revised accordingly.

The Company recognizes rebates given to customers as a reduction of revenue based on a rational allocation of the cost of honoring rebates earned and claimed to each of the underlying revenue transactions that result in progress by the customer toward earning the rebate. The Company measures the rebate obligation based on the estimated amount of sales that will result in a rebate at the adjusted sales price per the respective sales agreement.

Shipping and Handling Costs.   In accordance with the Emerging Issues Task Force (“EITF”) No. 00-10 “Accounting for Shipping and Handling Revenues and Costs,” costs related to shipping and handling of products shipped to customers is classified as cost of goods sold.

Research and Development.   Research and development costs of $6,083 for the year ended December 31, 2006, $11,185 for the forty-six weeks ended December 31, 2005, $800 for the six weeks ended February 11, 2005, and $9,392 for the year ended December 31, 2004 were expensed as incurred and reported in selling, general and administrative expenses in the Consolidated Statements of Operations. Research and development expense for the forty-six weeks ended December 31, 2005 includes the write-off of acquired in-process research and development of $3,338.

Income Taxes.   The Company uses the asset and liability method in accounting for income taxes as required by SFAS No. 109, “Accounting for Income Taxes”. Deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, using statutory tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that those assets will be realized.

In determining the provision for income taxes, the Company provides deferred income taxes on income from foreign subsidiaries as upon remittance to the United States such earnings are taxable. In addition, the Company operates within multiple taxing jurisdictions and is subject to tax filing requirements and audit within these jurisdictions. In accordance with SFAS No. 5, “Accounting for Contingencies,” the Company records accruals for loss contingencies when it is probable that a liability will

PQ CORPORATION & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share amounts)

be incurred and the amount of loss can be reasonably estimated. Likewise, the Company establishes contingent liabilities for possible assessments by taxing authorities resulting from uncertain tax positions including, but not limited to, transfer pricing, deductibility of certain expenses and other state, local, and foreign tax matters. Tax examinations are often complex as tax authorities may disagree with the treatment of items reported by the Company and may require several years to resolve. These accrued liabilities represent a provision for taxes that are reasonably expected to be incurred on the basis of available information but which are not certain.

Asset Retirement Obligation.   SFAS No. 143, “Accounting for Asset Retirement Obligations”, requires entities to record the fair value of a liability for a legal obligation to retire an asset in the period in which the liability is incurred. FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), requires entities to record the fair value of a liability regarding a legal obligation to perform asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The Company records a liability when we are able to reasonably estimate the fair value of any future obligation to retire a long-lived asset as a result of an existing or enacted law, statute, ordinance or contract. The Company also records a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. When the liability is initially recorded, the Company capitalizes a cost by increasing the amount of the related long-lived asset. Over time, the Company adjusts the liability to its present value by recognizing accretion expense as an operating expense in the income statement each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the Company records a gain or loss if the actual costs differ from the accrued amount.

In accordance with SFAS No. 143 and FIN 47, the Company has recorded asset retirement obligations (“ARO”) in order to recognize legal obligations associated with the retirement of tangible long-lived assets. The most significant of these are primarily attributable to environmental remediation liabilities associated with current operations that were incurred during the course of normal operations. The Company has AROs that are conditional in nature. As required by FIN 47, the Company identified certain conditional AROs upon which it was able to reasonably estimate their fair value and recorded a liability of $317 and $301 as of December 31, 2006 and 2005, respectively. These AROs were triggered upon commitments by the Company to comply with local, state, and national laws to remove environmentally hazardous materials. The AROs have been recognized on a discounted basis using a credit-adjusted risk free rate. Accretion of the AROs is recorded in other operating expense.

Environmental Expenditures.   Environmental expenditures that pertain to current operations or to future revenues are expensed or capitalized consistent with the Company’s capitalization policy for property, plant and equipment. Expenditures that result from the remediation of an existing condition caused by past operations and that do not contribute to current or future revenues are expensed. Liabilities are recognized for remedial activities when the remediation is probable and the cost can be reasonably estimated. Recoveries of expenditures for environmental remediation are recognized as assets only when recovery is deemed probable.

Stock-Based Compensation.   The Company applies the fair value based method to account for stock options and awards prescribed by SFAS No. 123(R). The Company adopted the provisions of SFAS No. 123(R) as of January 1, 2006 and for the year ended December 31, 2006. The adoption of SFAS No. 123(R) did not have an impact on the consolidated financial statements.

PQ CORPORATION & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share amounts)

Pensions and Postretirement Benefits.   The Company maintains qualified and non-qualified defined benefit pension plans that cover substantially all of the Company’s domestic and Canadian employees and certain of its international employees. The Company follows the accounting guidance as specified in SFAS No. 87, “Employers’ Accounting for Pensions,” for the recognition of net periodic pension cost. The Company accounts for defined benefit plan curtailments under SFAS No. 88, “Employers’ Accounting for Settlement and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.”  Effective December 31, 2006, the Company recognizes the overfunded or underfunded status of its defined benefit pension and postretirement plans as an asset or liability in the balance sheet and recognizes changes in that funded status in the year in which the changes occur through other comprehensive income in accordance with SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”

In addition to pension benefits, the Company provides certain health care benefits for employees who meet age, participation and length of service requirements at retirement. The Company follows the accounting guidance as specified in SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” for the recognition of postretirement benefits.

Contingencies.   Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein. If the assessment of a contingency indicates that it is probable that a loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed. Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the nature of the guarantee would be disclosed, including the approximate term, how the guarantee arose, and the events or circumstances that would require the guarantor to perform under the guarantee.

Use of Estimates.   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications.   Certain amounts in the prior year consolidated financial statements and footnotes have been reclassified to conform to the current year’s presentation.

3.   Recently Issued Accounting Standards:

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109.”  FIN No. 48 clarifies what criteria must be met prior to recognition of the financial statement benefit of a position taken in a tax return. FIN No. 48

PQ CORPORATION & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share amounts)

will require companies to include additional qualitative and quantitative disclosures within their financial statements. The disclosures will include potential tax benefits from positions taken for tax return purposes that have not been recognized for financial reporting purposes and a tabular presentation of significant changes during each period. The disclosures will also include a discussion of the nature of uncertainties, factors which could cause a change, and an estimated range of reasonably possible changes in tax uncertainties. FIN No. 48 will also require a company to recognize a financial statement benefit for a position taken for tax return purposes when it will be more-likely-than-not that the position will be sustained. FIN No. 48 will be effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact on the consolidated financial statements for uncertain tax positions taken under FIN No. 48.

In September 2006, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”  SAB No. 108 was issued to provide interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. We adopted the provisions of SAB No. 108 effective December 31, 2006. The adoption of SAB No. 108 did not have an impact on the consolidated financial statements.

In November 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs—an amendment of ARB No. 43, Chapter 4.”  SFAS No. 151 is the result of efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS No. 151 requires abnormal amounts of idle facility expense, freight, handling costs and spoilage to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Therefore, SFAS No. 151 is effective for the Company for the year ended December 31, 2006. The adoption of SFAS No. 151 did not have a material impact on the consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition and disclosure purposes under generally accepted accounting principles. SFAS No. 157 will require the fair value of an asset or liability to be based on a market based measure which will reflect the credit risk of the company. SFAS No. 157 will also require expanded disclosure requirements which will include the methods and assumptions used to measure fair value and the effect of fair value measures on earnings. SFAS No. 157 will be applied prospectively and will be effective for fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years. The Company is currently evaluating the new statement and does not believe that it will have a significant impact on the determination or reporting of our financial results.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”  SFAS No. 158 requires an employer that sponsors one or more defined benefit pension plans or other postretirement plans to 1) recognize the funded status of a plan, measured as the difference between plan assets at fair value and the benefit obligation, in the balance sheet; 2) recognize in stockholders’ equity as a component of accumulated other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not yet recognized as components of net periodic benefit cost; 3) measure defined benefit plan assets and

PQ CORPORATION & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share amounts)

obligations as of the date of the employer’s fiscal year-end balance sheet; and 4) disclose in the notes to the financial statements additional information about the effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. We adopted SFAS No. 158 effective December 31, 2006. The impact of the adoption of SFAS No. 158 resulted in an increase in stockholder’s equity of $9,126 at December 31, 2006.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115.” SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. The statement requires the fair value of the assets and liabilities that the company has chosen to fair value be shown on the face of the balance sheet. The standard also requires companies to provide additional information to enable users of the financial statements to understand the company’s reasons for electing the fair value option and how changes in the fair values affect earnings for the period. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. This statement is effective for fiscal years beginning on or before November 15, 2007. The Company is currently evaluating the potential impact this statement may have on the consolidated financial statements.

In September 2006, the FASB issued FASB Staff Position (“FSP”) No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities.”  The FSP prohibits companies from accruing the cost of planned major maintenance in advance of the activities actually occurring. This FSP is effective for fiscal years beginning after December 15, 2006. The adoption of FSP No. AUG AIR-1 is not expected to have a significant impact on the consolidated financial statements.

4.   Business Combinations:

The Company has accounted for the Transactions in accordance with SFAS No. 141, “Business Combinations”. The Merger is being treated as a purchase with Holdings, whose sole asset is its investment in the common stock of the Company, as the accounting acquirer.

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

PQ CORPORATION & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share amounts)

Fair value of the assets acquired and liabilities assumed:
Net cash paid to acquire stock	$626,000
Transaction costs, capitalized	6,485
Total purchase price	$632,485
The purchase price was allocated as follows:
Cash	$48,757
Receivables	91,813
Inventories	98,298
Prepaid and other current assets	16,385
Property, plant and equipment	336,349
Investments in affiliated companies	68,719
Goodwill	229,904
Other intangible assets	157,595
Other assets	30,805
Fair value of assets acquired	1,078,625
Current liabilities	(174,889)
Long-term debt	(80,665)
Deferred income taxes	(99,162)
Other liabilities	(91,424)
Purchase price	$632,485

The Company believes that its leading market positions and diverse range of industrial, consumer and governmental applications in which its products are used were the primary reasons that contributed to a total purchase price that resulted in the recognition of goodwill. The total other intangible assets amounted to $157,595, of which $53,000 was assigned to trade names that are not subject to amortization. In addition, other intangible assets included $3,338 of capitalized in-process research and development that was immediately written off to selling, general and administrative expenses in the Successor’s Statement of Operations.

In accordance with the requirements of the purchase method of accounting for acquisitions, inventories as of February 11, 2005 were recorded at net realizable value (which is defined as estimated selling prices less the sum of (a) costs of disposal and (b) a reasonable profit allowance for the selling effort of the acquiring entity) which, in the case of finished products, was $24,555 higher than the Predecessor’s historical manufacturing cost. The Successor’s cost of products sold includes a pre-tax charge of $9,992 for the forty-six weeks ended December 31, 2005 relating to this step-up. The remaining fair value step-up relates to domestic inventory accounted for under the LIFO method and, as such, did not result in a charge to earnings.

In addition, certain raw material inventory purchased under favorable supply agreements was revalued to fair market value, which was $2,473 higher than historical cost. The Successor’s cost of products sold included a pre-tax charge of $942 for the forty-six weeks ended December 31, 2005 relating to this step-up. The remaining fair value step-up relates to domestic inventory accounted for under the LIFO method and, as such, did not result in a charge to earnings.

PQ CORPORATION & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share amounts)

The Company recorded a liability of $4,456 for building leases that were above fair market value at the date of the Transactions. The liability was determined by comparing our lease terms to those currently available for similar properties. The Successor’s Statement of Operations includes amortization of the unfavorable leases of $421 for the year ended December 31, 2006 and $434 for the forty-six weeks ended December 31, 2005.

In May 2005, management finalized plans to terminate certain employees in the United States and at certain foreign subsidiaries. Employees terminated under this plan were entitled to receive severance pay and benefits totaling approximately $5,200 which was included in accrued liabilities in the opening balance sheet of the Successor. Cash expenditures toward this program of $3,212 were made through December 31, 2005 and charged against the reserve. Substantially all remaining payments have been made as of December 31, 2006.

The closing of the Transactions represented a change in control under certain executives’ employment agreements. As a result, the Company recorded a charge in other operating expense of approximately $5,600 for severance provided to certain executives terminated before the closing of the Transactions in the Predecessor’s Statement of Operations for the six weeks ended February 11, 2005. In addition, the Successor was required to pay $3,929 pursuant to these agreements to executives who resigned subsequent to the Transactions and recorded a charge for such amount in other operating expense in the Successor’s Statement of Operations for the forty-six weeks ended December 31, 2005.

The Company incurred other costs relating to the Transactions, primarily for sponsor fees, broker fees, legal and consulting of approximately $522, $13,751, and $6,158 that were recorded in other operating expense in the Consolidated Statements of Operations for the year ended December 31, 2006, the forty-six weeks ended December 31, 2005, and the six weeks ended February 11, 2005, respectively. In addition, the Company incurred early debt repayment fees of $7,579 that were recorded in other non-operating expense in the fort-six weeks ended December 31, 2005.

During the year ended December 31, 2006, goodwill and deferred taxes were reduced by $1,479 to reflect the correction of a 2005 error in the calculation of deferred taxes on undistributed earnings of non-U.S. subsidiaries that was attributable to the opening balance sheet. In the fourth quarter of 2006, the deferred pension liability was increased by $1,446 with an offsetting increase to goodwill of $866 and reduction to deferred taxes of $580 to reflect the correction of a prior period error in accounting for our supplemental executive retirement plan. In addition, goodwill, deferred taxes, and the provision for income taxes were reduced by $331, $1,212, and $202, respectively, with an offsetting increase to accrued taxes of $679 to reflect the correction of an overstatement of deferred taxes, partially attributable to the 2005 results of operations and partially attributable to the opening balance sheet. These error corrections are not material to the financial position of the Company as of December 31, 2006 or December 31, 2005. Accordingly, prior period financial statements have not been restated.

5.   Unaudited Pro Forma Information:

The following schedule includes unaudited statements of operations data as if the Transactions had occurred as of January 1 of each respective year. The unaudited pro forma information includes the actual results with adjustments for the pro forma effect of the change in interest expense related to the changes in capital structure resulting from the financings discussed in Note 14, purchase accounting adjustments resulting in changes to depreciation and amortization expenses, the revaluation of inventory to fair market

PQ CORPORATION & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share amounts)

value, amortization of the step up of investment in affiliates and the reduction in pension and postretirement benefit expense resulting from the elimination of the unamortized actuarial losses and prior service costs and the unamortized transition obligation.

The unaudited pro forma information is provided for illustrative purposes only. It does not purport to represent what the results of operations would have been had the Transactions occurred on the dates indicated above, nor does it purport to project the results of operations for any future period.

	Pro forma twelve months ended December 31,
	2005	2004
Net sales	$635,333	$606,679
Net loss	(15,968)	(10,371)

Included in the net loss for the pro forma twelve months ended December 31, 2005 and 2004 were pre-tax charges of $10,935 for the amortization of inventory revalued in purchase accounting, $3,338 for the write-off of acquired in-process research and development and $5,251 for the amortization of inventory of our equity affiliates that was revalued in purchase accounting.

6.   Accumulated Other Comprehensive Income:

Following are cumulative changes in accumulated other comprehensive income, net of tax:

	December 31,
	2006	2005
Adjustment to initially apply SFAS No. 158, net of tax of $5,536	$9,126	$—
Minimum pension liability adjustments, net of tax of ($524) and ($184)	(809)	(352)
Changes in fair values of derivatives, net of tax of ($2,064) and $8,928	(3,391)	14,415
Foreign currency translation adjustments, net of tax of $3,434 and ($16)	(1,701)	(10,727)
	$3,225	$3,336

See Note 18 for details regarding the impact of the adoption of SFAS No. 158.

7.   Other Operating Expense:

A summary of significant other operating expense is as follows:

	Successor		Predecessor
	Year	Forty-six	Six weeks	Year
	Ended	weeks ended	ended	Ended
	December 31,	December 31,	February 11,	December 31,
	2006	2005	2005	2004
Amortization expense	$5,762	$5,154	$146	$949
Merger related costs and sponsor fees	522	13,751	6,158	3,662
Management advisory fee	2,000	—	—	—
Severance costs	2,013	4,387	5,604	1,154
Benefit plan curtailment	—	(6,253)	—	—
Other	2,189	5,519	359	610
	$12,486	$22,558	$12,267	$6,375

PQ CORPORATION & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share amounts)

8.   Accounts Receivable and Allowance for Doubtful Accounts:

The components of accounts receivable are presented as follows:

	December 31,	December 31,
	2006	2005
Trade accounts receivable	$95,904	$90,560
Receivable from affiliates	2,538	248
Other receivables	1,448	1,532
	99,890	92,340
Allowance for doubtful accounts	(1,472)	(1,626)
	$98,418	$90,714

Following are changes in the allowance for doubtful accounts during the year ended December 31, 2006, the forty-six weeks ended December 31, 2005, the six weeks ended February 11, 2005, and the year ended December 31, 2004:

	Beginning Balance	Additions	Write-offs, net of recoveries	Ending Balance
Successor
Year ended December 31, 2006	1,626	346	(500)	1,472
Forty-six weeks ended December 31, 2005	2,015	185	(574)	1,626
Predecessor
Six weeks ended February 11, 2005	2,003	97	(85)	2,015
Year ended December 31, 2004	1,744	649	(390)	2,003

9.   Inventories:

Inventories were classified and valued as follows:

	December 31,	December 31,
	2006	2005
Finished products and work in process	$74,842	$64,436
Raw materials	24,069	19,803
	$98,911	$84,239
Valued at lower of cost or market:
LIFO basis	57,348	50,864
FIFO basis	9,982	5,997
Average cost basis	31,581	27,378
	$98,911	$84,239

If all inventories had been valued using the FIFO or average cost methods, inventories would have been $5,544 and $11,215 lower than reported at December 31, 2006 and 2005, respectively. As a result of revaluing inventory for purchase accounting, the predecessor’s LIFO reserve was written off to goodwill and a LIFO asset was recorded in the opening balance sheet.

PQ CORPORATION & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share amounts)

10.   Investments in Affiliated Companies:

The Company accounts for investments in affiliated companies under the equity method. Affiliated companies accounted for on the equity basis as of December 31, 2006 are as follows:

	Percent
Company	Country	Ownership
PQ Silicates Ltd.	Taiwan	50%
Zeolyst International	USA	50%
Aekyung-PQ Advanced Materials, Co., Ltd.	South Korea	50%
Zeolyst C.V.	Netherlands	50%

Following is summarized information of the combined investments:

	December 31,
	2006	2005
Current assets	$91,488	$58,762
Noncurrent assets	25,589	25,826
Current liabilities	43,202	24,548
Noncurrent liabilities	2,225	2,276

	Year ended December 31,
	2006	2005	2004
Net sales	$148,447	$115,258	$113,100
Gross profit	65,489	37,273	39,605
Operating income	45,541	18,402	20,017
Net income	44,900	17,637	19,669

The Company’s investment in affiliates balance as of December 31, 2006 and 2005 includes net purchase accounting fair value adjustments of $34,335 and $35,525, respectively, consisting primarily of intangible assets such as customer lists, technology usage rights, tradenames and goodwill. Consolidated equity in net income from affiliates is net of $1,190 and $6,144 of amortization expense related to purchase accounting fair value adjustments for the years ended December 31, 2006 and 2005, respectively.

The Company had net receivables due from affiliates of $2,538 and $248 as of December 31, 2006 and 2005, respectively. Sales to and purchases from affiliates were not material for the years presented.

Under Rule 3-09 of SEC Regulation S-X, separate financial statements of majority-owned subsidiaries and equity affiliates not consolidated that meet certain thresholds must be filed as an exhibit to the registrant’s Annual Report on Form 10-K. During 2006, the Company’s 50% joint venture in Zeolyst International met these thresholds and their financial statements are included as Exhibit 99.2 to the Company’s Annual Report on Form 10-K. The separate financial statements of Zeolyst International are accounted for on a historical cost basis and do not reflect the results of purchase accounting adjustments recorded in the Company’s consolidated financial statements for their investment in equity affiliates.

PQ CORPORATION & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share amounts)

11.   Property, Plant and Equipment:

A summary of property, plant and equipment, at cost, and related accumulated depreciation is as follows:

	December 31,	December 31,
	2006	2005
Land	$57,521	$57,148
Buildings	102,109	96,485
Machinery and equipment	216,773	184,448
Construction in progress	19,044	15,435
	395,447	353,516
Less: accumulated depreciation	75,978	35,179
	$319,469	$318,337

Depreciation expense was $41,371 for the year ended December 31, 2006, $35,486 for the forty-six weeks ended December 31, 2005, $4,290 for the six weeks ended February 11, 2005, and $35,148 for the year ended December 31, 2004.

Property, plant, and equipment includes gross assets acquired under capital leases of approximately $3,604 and $3,330 at December 31, 2006 and 2005, respectively. Related amortization included in accumulated depreciation was $1,045 and $453 at December 31, 2006 and 2005, respectively. Capital leases are included as a component of machinery and equipment. Amortization of assets under capital leases is included in depreciation expense.

12.   Goodwill and Other Intangible Assets:

The allocation of the Transaction purchase price resulted in goodwill being allocated $163,591 to the Chemicals segment and $66,313 to the Potters segment. The Company has not generated any new tax deductible goodwill related to the Transaction. In addition, as part of the allocation of the Transaction purchase price, $53,000 was assigned to trade names that are not subject to amortization. The Company completed its annual impairment assessments as of September 30, 2006 and 2005 and no impairment charge was warranted.

Gross carrying amounts and accumulated amortization for intangible assets with estimable useful lives are as follows:

	December 31, 2006			December 31, 2005
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Amounts	Amortization	Balance	Amounts	Amortization	Balance
Formulations and product technology	$53,200	$(8,313)	$44,887	$53,200	$(3,880)	$49,320
Non compete agreements	4,131	(2,412)	1,719	3,900	(1,121)	2,779
Raw material contracts	43,648	(32,431)	11,217	43,648	(18,453)	25,195
Railcar leases	509	(197)	312	509	(94)	415
Customer lists and rights to sell	900	(32)	868	—	—	—
Total	$102,388	$(43,385)	$59,003	$101,257	$(23,548)	$77,709

PQ CORPORATION & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share amounts)

The amortization periods for formulations and product technology, railcar leases, and customers lists and rights to sell are twelve years, five years, and fifteen years, respectively. The amortization period for the non-compete agreements range from three to five years. The amortization period for raw material contracts is based on the terms of the contracts; the longest of which is three years in duration.

On June 20, 2006, the Company acquired certain intangible assets in the United States for a total purchase price of $1,131. The Company allocated $900 of the purchase price to customer lists acquired and rights to sell and approximately $231 to a non-compete agreement contained in the asset purchase agreement.

Total amortization of intangibles was $19,837 for the year ended December 31, 2006, $23,548 for the forty-six weeks ended December 31, 2005, $146 for the six weeks ended February 11, 2005, and $949 for the year ended December 31, 2004. Total amortization of intangibles included $13,978 and $18,453 related to raw material contracts that was recorded to cost of goods sold in the Consolidated Statements of Operations for the year ended December 31, 2006 and the forty-six weeks ended December 31, 2005, respectively.

Estimated aggregate amortization expense of intangible assets for each of the five succeeding years is as follows:

Year	Amount
2007	$15,627
2008	6,370
2009	4,643
2010	4,540
2011	4,515

13.   Accrued Liabilities:

A summary of accrued liabilities is as follows:

	December 31,	December 31,
	2006	2005
Accrued compensation and bonus	$22,623	$14,647
Accrued interest expense	8,314	8,001
Post retirement benefits	2,977	2,204
Accrued severance	1,657	2,269
Accrued freight	3,573	3,759
Accrued income taxes	11,315	12,884
Other	9,232	10,214
Total	$59,691	$53,978

PQ CORPORATION & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share amounts)

14.   Long-term Debt:

The summary of long-term debt is as follows:

	December 31,	December 31,
	2006	2005
Senior secured term loans with interest at 7.37% as of December 31, 2006	$358,761	$362,412
7.50% Senior subordinated notes due 2013	275,000	275,000
Revolving credit agreements	—	20,000
Other	2,130	3,098
	635,891	660,510
Less: current portion	(5,782)	(26,689)
	$630,109	$633,821

In connection with the Transactions, substantially all existing debt as of February 11, 2005 was repaid in the amount of $120,849, including make-whole payments of $5,185 and interest.

On February 11, 2005, the Company issued $275,000 of 7.5% senior subordinated notes due 2013 in transactions exempt from or not subject to registration under the Securities Act pursuant to Rule 144A under the Securities Act and received cash proceeds of $267,781 after deducting initial purchases discounts and expenses. The notes are senior subordinated obligations of the Company and rank junior to all other senior indebtedness of the Company that does not contain similar subordination provisions. The indenture relating to the notes contains various limitations on the Company’s ability to incur additional indebtedness, pay dividends, sell assets and create liens, among other things. Interest on the notes is payable on February 15 and August 15 of each year. No principal payments are required with respect to the notes prior to their final maturity. Pursuant to a registration rights agreement for the benefit of the holders of the notes, the Company filed a registration statement with the Securities and Exchange Commission (“SEC”) relating to an offer to exchange the notes for registered notes having substantially identical terms. The registration statement has been declared effective on May 12, 2006.

As a result of missing the deadline for having our registration statement on Form S-4 with respect to the notes declared effective by the SEC, the interest rate on the notes was increased 25 basis points to 7.75% on January 10, 2006 and by an additional 25 basis points to 8.0% on April 10, 2006. The interest rate on the notes returned to 7.5% on May 12, 2006, when our registration statement on Form S-4 was declared effective by the SEC.

PQ CORPORATION & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share amounts)

If any event of default shall occur and be continuing, the holders of at least 25% in principal amount of outstanding notes under the indenture may declare the principal of and accrued interest on such notes to be due and payable and the same shall become immediately due and payable upon the acceleration under the credit agreement. On or after February 15, 2009, the notes shall be subject to redemption at any time at the option of the Company at the redemption prices set forth below plus accrued and unpaid interest.

Year	Percentage
2009	103.75%
2010	101.88%
2011 and thereafter	100.00%

At any time prior to February 15, 2008, the Company may on any one or more occasions redeem in the aggregate up to 35% of the aggregate principal amount of the notes at a redemption price equal to 107.5% of the principal amount thereof, plus accrued and unpaid interest; provided, however, that at least 65% of the aggregate principal amount of notes issued under the indenture remains outstanding immediately after the occurrence of each such redemption.

On February 11, 2005, the Company entered into a senior secured credit facility (“Senior Credit Facility”) having a term loan in the amount of $335,000 with a maturity date of February 11, 2012, and received cash proceeds of approximately $324,950 after deducting underwriting fees and expenses. In November 2005, the loan was increased by $30,000 in connection with the dividend distribution to Holdings, which is discussed below. Interest on the term loan is variable and is equal to LIBOR plus a margin of 2.0%. The Senior Credit Facility requires minimum quarterly principal payments of $913 on the term loan, as well as prepayments from all “net proceeds” received and “excess cash flow,” if applicable. In accordance with the Senior Credit Facility, net proceeds generally relate to proceeds received from the issuance or incurrence of certain indebtedness or proceeds received on the disposition of assets, adjusted for certain costs and expenses, and are payable promptly upon receipt subject, in the case of net proceeds from asset dispositions, to meeting the thresholds described below. Net proceeds prepayments in respect of asset dispositions are not payable unless they are in excess of certain minimum amounts, both on an individual basis for any given disposition and in the aggregate for dispositions that, individually, would not meet the threshold. Excess cash flow is to be calculated annually and is defined as earnings before interest, taxes, depreciation and amortization (“EBITDA”) adjusted for various expenditures and/or proceeds commencing with the 2005 fiscal year. Prepayments with respect to excess cash flow, if any, are to be made on an annual basis, with the first payment due March 31, 2006. The detailed calculations supporting those two prepayments are defined in the credit agreement. The Company has performed the calculation for fiscal years 2006 and 2005 and determined that no excess payment is required. The remaining principal balance of the term loan is due upon maturity.

The Senior Credit Facility also provides for up to $100,000 in revolving credit borrowings. Borrowings under the revolving facility bear interest at a rate equal to the base or LIBOR rate elected by the Company at the time of borrowing plus a margin which can range from 0.75% to 2.25%, based on the rate elected and the consolidated leverage ratio of the Company. In addition, there is an annual commitment fee equal to 0.5% of the unused revolving credit borrowings available under the Senior Credit Facility. Revolving credit borrowings are payable at the option of the Company throughout the term of the Senior Credit

PQ CORPORATION & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share amounts)

Facility with the balance due February 11, 2011. As of December 31, 2006, there were no outstanding revolving credit borrowings under the Senior Credit Facility. There were outstanding revolving credit borrowings under the Senior Credit Facility of $20,000 with an effective interest rate of 6.63% as of December 31, 2005.

The senior secured credit facility contains various restrictive covenants. It prohibits the Company from prepaying other indebtedness, including the notes, and requires the Company to maintain a specified minimum interest coverage ratio, currently 2.00, and a maximum total leverage ratio, currently 6.50. In addition, the senior secured credit facility restricts the ability to incur indebtedness or liens, make investments or declare or pay dividends and limits annual capital spending. The indenture governing the subordinated notes among other things: (i) limits the ability and the ability of the Company’s subsidiaries to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates; (ii) places restrictions on the ability of certain of the subsidiaries to pay dividends or make certain payments to the Company; and (iii) places restrictions on the Company’s ability and the ability of its subsidiaries to merge or consolidate with any other person or sell, assign, transfer, convey or otherwise dispose of all or substantially all of its assets. At December 31, 2006 and 2005, the Company was in compliance with the loan covenants.

In October 2005, the Company announced that it was seeking an amendment to its Senior Credit Facility, the primary purpose of which was to permit the payment of a dividend to Holdings of $85,325. Funding of the dividend consisted of approximately $30,325 of cash on hand, $30,000 of additional term loan borrowings and approximately $25,000 of revolving loan borrowings under the Senior Credit Facility. The requisite consents for the amendment were received on November 7, 2005, and the amendment expanded the Senior Credit facility to provide for an additional $30,000 of term loan borrowings and also permits the Company to dividend up to an additional $4,000 per year to Holdings, at the Company’s option, for the purpose of servicing the interest expense on the Holdings debt instrument issued in the amount of $23,000. In addition, the amendment provides for an increase to the effective interest rate on our Senior Credit Facility by 25 basis points in the event our debt rating is downgraded and stipulates a prepayment fee equal to 1.0% of certain voluntary prepayments made within one year of the effective date of the amendment with the proceeds of certain types of indebtedness and based on certain other conditions. The amendment does not change any of the other existing covenants in the Senior Credit Facility. Upon receipt of the dividend from the Company and the funding of the new Holdings debt instrument, Holdings paid a dividend to its stockholders in an aggregate amount of $110,000. See Note 23 for details regarding the notes issued by Holdings.

The Company also has two one-year note payable agreements denominated in Japanese Yen which currently enables the Company to borrow up to a total of 250,000 Japanese Yen. Borrowings bear interest at TIBOR plus a margin and were 0.92% and 0.61% as of December 31, 2006 and 2005, respectively. The terms of the agreements are for one year and are renewable annually with the balances due April 27, 2007 and June 27, 2007, respectively. Borrowings under the agreement are payable at the option of the Company throughout the term of the agreements. Borrowings outstanding under these agreements were $2,101 and $2,120 as of December 31, 2006 and 2005, respectively.

The Company has letters of credit outstanding of $5,940 and  $1,475 as of December 31, 2006 and 2005, respectively, which reduce available borrowings under the revolving credit facility by such amounts.

PQ CORPORATION & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share amounts)

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction. The carrying amounts of the Company’s current bank term loans and the lines of credit approximate fair value because they have variable interest rates based on either the prime rate or the interbank offering rate of the currency in which the Company borrows. The book value of the senior notes at December 31, 2006 and 2005 exceeded fair value by $4,125 and $17,875, respectively. The fair value of the senior notes was derived from trading prices at December 31, 2006 and 2005.

The aggregate long-term debt maturities are:

Year	Amount
2007	$5,782
2008	3,652
2009	3,652
2010	3,652
2011	3,652
Thereafter	615,501
$635,891

Cash payments for interest were $50,133 for the year ended December 31, 2006, $30,429 for the forty-six weeks ended December 31, 2005, $183 for the six weeks ended February 11, 2005, and $7,304 for the year ended December 31, 2004.

15.   Other Long-term Liabilities:

Other long-term liabilities consist of the following:

	December 31,	December 31,
	2006	2005
Pension benefits	$35,084	$41,594
Post retirement medical benefits	11,587	18,235
Office lease liability	4,344	5,166
Currency swaps	16,687	6,753
Other	2,271	2,966
Total	$69,973	$74,714

PQ CORPORATION & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share amounts)

16.   Financial Instruments:

Use of Derivative Financial Instruments to Manage Currency Risk.   We have significant operations in countries outside the United States where the local currency is considered to be the functional currency. We hedge our significant net investments denominated in foreign currencies through cross-country interest rate swap agreements. We record these agreements at fair value as assets or liabilities and the related gains or losses are deferred in stockholders’ equity as a component of foreign currency translation adjustments, net of tax. Fair value is determined based on estimated amounts that would be received or paid to terminate the contracts at the reporting date based on quoted market prices. There was no hedge ineffectiveness related to our currency swap agreements in 2006 or 2005.

We have cross-currency interest rate swap agreements denominated in euros that mature in 2009 and in Canadian dollars that mature in 2010. These swap agreements are designated as a hedge of the net investment in our European and Canadian operations. The fair value of the net liability was recorded in other long-term liabilities of $16,687 and $6,753 as of December 31, 2006 and 2005, respectively, with a corresponding amount, net of tax, recorded to foreign currency translation adjustments of $10,304 and $4,170 at December 31, 2006 and 2005, respectively. In the event the euro or Canadian dollar strengthens against the U.S. dollar the fair value of the liability will increase.

Commodity Price Risk.   We are exposed to risks in energy costs due to fluctuations in energy prices, particularly natural gas. We have a hedging program in the United States which allows us to mitigate exposure to natural gas volatility with futures contracts. The futures contracts had a fair value asset of $2,152 and $30,950 at December 31, 2006 and 2005, respectively. Fair value is determined based on estimated amounts that would be received or paid to terminate the contracts at the reporting date based on quoted market prices of comparable contracts. The respective current and non-current balances are recorded in prepaid and other current assets and other long-term assets. The related gains or losses are recorded in stockholders’ equity as a component of other comprehensive income (loss), net of tax. Realized gains and losses on natural gas hedges are included in production cost and subsequently charged to cost of goods sold in the consolidated statements of income in the period in which inventory is sold.

17.   Income Taxes:

Earnings from continuing operations before income taxes and minority interest within or outside the United States are shown below:

	Successor		Predecessor
	Year	Forty-six	Six weeks	Year
	Ended	weeks ended	ended	Ended
	December 31,	December 31,	February 11,	December 31,
	2006	2005	2005	2004
Domestic	$1,965	$(45,651)	$(12,888)	$13,018
Foreign	26,896	11,173	3,627	38,627
Total	$28,861	$(34,478)	$(9,261)	$51,645

PQ CORPORATION & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share amounts)

The provision (benefit) for income taxes as shown in the accompanying Consolidated Statements of Operations consisted of the following:

	Successor		Predecessor
	Year	Forty-six	Six weeks	Year
	Ended	weeks ended	ended	Ended
	December 31,	December 31,	February 11,	December 31,
	2006	2005	2005	2004
Current:
Federal	$1,666	$1,892	$—	$8,775
Foreign	11,978	11,200	763	8,616
State	1,732	555	(430)	1,453
	15,376	13,647	333	18,844
Deferred:
Federal	1,147	(4,262)	(3,111)	(3,221)
Foreign	(700)	(6,378)	244	(2,217)
State	(1,826)	(2,646)	12	(480)
	(1,379)	(13,286)	(2,855)	(5,918)
Provision (benefit) for income taxes	$13,997	$361	$(2,522)	$12,926

Deferred tax assets (liabilities) are comprised of the following:

	December 31,	December 31,
	2006	2005
Net deferred tax assets:
Net operating loss carryforwards	$16,655	$22,878
Foreign tax credit carryforwards	3,319	3,319
Pension	9,728	13,392
Postretirement health	5,205	7,400
Transaction costs	4,915	5,042
Other accruals	8,288	1,743
Valuation allowance	(6,550)	(6,314)
	$41,560	$47,460
Net deferred tax liabilities:
Depreciation	$(47,920)	$(43,338)
Undistributed earnings of non-US subsidiaries	(26,202)	(32,454)
LIFO reserve - purchase accounting	(1,940)	(4,069)
Natural gas contracts	(838)	(11,837)
Other accruals	(10,902)	(12,060)
Intangible assets recorded in purchase accounting	(55,194)	(60,238)
	$(142,996)	$(163,996)
Net deferred tax liabilities	$(101,436)	$(116,536)

PQ CORPORATION & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share amounts)

Of the $41,560 and $47,460 in deferred tax assets at December 31, 2006 and 2005, $1,700 and $11,270, respectively, are current deferred taxes. There are no current deferred tax liabilities at December 31, 2006 or 2005.

The change in net deferred tax assets (liabilities) for the year ended December 31, 2006 was primarily related to the reduction of  deferred tax liabilities on undistributed earnings of non-US subsidiaries and natural gas contracts.  The change in net deferred tax assets (liabilities) for the year ended December 31, 2005 was primarily related to the addition of net deferred tax liabilities on intangible assets and fair value adjustments to assets and liabilities in purchase accounting. See Note 4 to these financial statements for an analysis of the fair value of assets acquired and liabilities assumed on February 11, 2005.

A reconciliation of income tax expense at the U.S. federal statutory income tax rate of 35% to actual income tax expense is as follows:

	Successor		Predecessor
	Year	Forty-six	Six weeks	Year
	Ended	weeks ended	ended	Ended
	December 31,	December 31,	February 11,	December 31,
	2006	2005	2005	2004
U.S. statutory income tax rate	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	-0.2%	3.5%	4.5%	1.3%
Non-deductible transaction costs	—	-6.3%	-15.1%	—
Repatriation of non-US earnings	28.8%	-25.8%	—	—
U.S. benefit on Canadian intercompany debt	-9.4%	3.4%	1.6%	-3.1%
Reversal of valuation allowance on German tax loss carryforwards	—	—	—	-7.9%
Export sales resulting in an increase in foreign tax credit utilization	—	—	—	-1.5%
Other foreign income taxes at different rates	-6.0%	3.3%	1.6%	-3.3%
Non-deductible accretion of shares subject tomandatory redemption	—	—	—	2.8%
Other, net	0.3%	-14.1%	-0.4%	1.7%
Effective income tax rate	48.5%	-1.0%	27.2%	25.0%

The effective tax rate of 48.5% for the year ended December 31, 2006 on the Company’s consolidated pre-tax income for the period differs from the U.S. statutory tax rate of 35% principally due to the U.S tax effects of the Company’s receipt of dividends and earnings from non-U.S. subsidiaries partially offset by non-taxable interest income from disregarded foreign subsidiaries.

The effective tax rate of (1%) for the forty-six weeks ended December 31, 2005 on the Company’s consolidated pre-tax loss for the period differed from the U.S. statutory tax rate of 35% principally due to non-deductible and partially deductible costs of the Transactions and the U.S. tax effects of the Company’s receipt of dividends and earnings from non-U.S. subsidiaries.

PQ CORPORATION & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share amounts)

Included in Other, net in the reconciliation above for the forty-six weeks ended December 31, 2005, is $4,586 related to increases in tax reserves for contingencies related to the deductibility of costs of the Transactions and for tax contingencies of its foreign subsidiaries. The majority of this increase in tax reserves related to costs incurred in connection with the Transactions. Tax reserves for transaction costs were recognized as a result of uncertainties concerning the U.S. federal income tax characterization of certain costs for professional and consulting services in connection with the Transactions, namely, whether such costs are deductible costs or are costs that generate non-deductible intangibles for tax purposes. Increases in tax contingencies of the Company’s foreign subsidiaries relate to uncertain tax positions on intercompany transfer pricing decisions for routine transactions made during the Successor forty-six weeks ended December 31, 2005. Foreign subsidiaries subject to reserves for tax contingencies have open tax years beginning with the year ended December 31, 2000. A portion of these transfer pricing reserves relate to subsidiaries currently under audit by the respective tax authorities. The Company estimates that the underlying tax exposures for which its accrued tax reserves relate are reasonably expected to be incurred based upon available information. See Note 2 to these financial statements for the Company’s accounting policy on income taxes including tax contingencies and uncertain tax positions.

The effective tax rate of 27% for the six weeks ended February 11, 2005 on the Company’s consolidated pre-tax loss for the period differed from the U.S. statutory rate of 35% principally due to non-deductible and partially deductible costs of the Transactions. The Predecessor did not provide deferred tax on undistributed earnings of non-U.S. subsidiaries as such earnings were permanently reinvested and, in addition, did not receive any dividends from its non-U.S. subsidiaries in the Predecessor period.

Following are changes in the deferred tax valuation allowance during the year ended December 31, 2006, 2005, and 2004:

	Beginning Balance	Additions	Reductions	Ending Balance
Year ended December 31, 2006	6,314	455	(219)	6,550
Year ended December 31, 2005	8,272	408	(2,366)	6,314
Year ended December 31, 2004	11,614	807	(4,149)	8,272

The American Jobs Creation Act of 2004 (the “Act”) was signed into law in October 2004. A provision of the Act allows U.S. companies to repatriate earnings of non-U.S. subsidiaries at a substantially reduced tax rate in 2005 under what is termed the Homeland Investment Act (“HIA”). The Company anticipated electing HIA for $27,654 of dividends from non-U.S. subsidiaries in 2005. The U.S. tax benefit of electing HIA with respect to dividends received in the Successor period was $8,227. Of this amount $6,564 was recognized in the opening balance sheet in purchase accounting and $1,663 was recognized in the Successor period. The filing of the 2005 tax return in 2006 included $34,349 of dividends qualifying for the HIA election, resulting in an additional $1,550 tax benefit recorded in 2006. These amounts have been recognized in the repatriation of non-US earnings line item in the rate reconciliation above.

Management of the Successor considers earnings in non-U.S. subsidiaries to be available for repatriation in the future. The resulting taxes associated with repatriation of all non-U.S. subsidiary earnings at the opening balance sheet date have been accounted for as deferred tax liabilities in purchase accounting. The tax cost associated with non-U.S. subsidiary earnings and distributions of the Successor for the year ended December 31, 2006 and the forty-six weeks ended December 31, 2005 have been recorded

PQ CORPORATION & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share amounts)

as tax expense for the period. In this regard the Company expects to deduct, rather than credit, foreign tax expense in computing the U.S. tax effects of repatriation from non-U.S. subsidiaries in 2006 and 2005 due to the limits on the availability of crediting foreign taxes arising from its domestic tax loss for the year.

In the year ended December 31, 2006, the forty-six weeks ended December 31, 2005, and the six weeks ended February 11, 2005, the Company recorded a tax benefit of $2,719, $1,158 and $151, respectively, from interest received on intercompany debt from its Canada holding company that owns non-U.S. subsidiaries in Europe, Latin America and the Asia-Pacific region.

In August 2003, the Company’s German silicates company, which had tax loss carryforwards, was merged into its German glass beads business. This merger allowed the loss for the silicates business to offset the income for the glass beads business, resulting in a tax benefit of $1,585. The Company also reduced the valuation allowance on the German tax loss carryforwards, recognizing a deferred tax asset of $2,926 with respect to such losses. The deferred tax asset relating to the German net operating losses was recognized due to the projected utilization of the losses against the Company’s projected taxable income in Germany in future years. The Company’s projection of future taxable income in Germany is based on various assumptions and estimates. These assumptions will be reviewed annually and adjustments to the valuation allowance will be made accordingly. In August 2004, the Company reversed the remaining valuation allowance on German tax loss carryforwards in the amount of $4,063 due to higher expectations of future profitability. In 2006, the German entity continued to generate taxable income and utilized its net operating loss carryforwards.

For federal income tax purposes the Predecessor incurred a net operating loss of $27,845 for 2005 that it had elected to carry forward to reduce future federal taxes payable. The federal carry forward period is 20 years. The Transactions fell within change in control limitations on the amount of net operating loss that can be used in a future year. These limitations did not affect the future use of the federal net operating loss. The provisions of the alternative minimum tax (“AMT”) limited the amount of taxable income that may be offset with net operating loss carryforwards. The AMT had a minor effect on the use of the net operating loss in the future. The Successor had a current federal income tax liability in 2005 notwithstanding the net operating loss carried from the Predecessor. The current liability related to dividends subject to the HIA provisions and AMT. The HIA dividends were subject to a reduced rate of tax; however, the lower tax liability was not offset with tax loss carryforwards. The Successor also incurred a minor AMT tax liability.

For state income tax purposes the Company incurred a net operating loss of $15,945 for 2006 that may be carried forward at carry forward periods ranging from seven to 20 years among the states in which the Company is subject to tax to reduce future state income taxes payable. The state net operating losses carrying forward into 2007 is $66,959. No valuation allowance has been applied for the state net operating loss since the Company has reversing taxable temporary differences that will offset the net operating loss in the applicable state carry forward periods. The Company’s domestic subsidiary, Potters Industries, Inc., files separate state income tax returns and has taxable income for state income tax purposes that is not offset by the Company’s state net operating loss.

Foreign net operating losses of $31,352, the majority of which may be carried forward indefinitely, are available to reduce future foreign taxes payable. A valuation allowance of $3,231 has been applied to $10,513 of foreign net operating loss carryforwards, leaving foreign net operating losses of $20,839 that have been recognized for financial accounting purposes. The Company has established a valuation

PQ CORPORATION & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share amounts)

allowance of $3,319 for foreign tax credit carryforwards expiring during fiscal years 2006 through 2015. The Transactions fall within change in control limitations on the amount of certain excess credits that can be used in a future year. These limitations should not affect the future use of foreign tax credits. Any reversal of valuation allowances for foreign net operating losses and foreign tax credit carryforwards existing at the acquisition date would be recorded as an adjustment to goodwill.

The unremitted earnings of non-U.S. subsidiaries and affiliates that have not been reinvested abroad indefinitely amount to $82,514 at December 31, 2006. The deferred U.S. income tax liability and deferred foreign withholding tax liability on these undistributed earnings is estimated to be $26,185.

Cash payments for income taxes were $18,199, $2,657, and $18,688 in 2006, 2005, and 2004, respectively.

18.   Benefit Plans:

The Company sponsors defined benefit pension plans covering substantially all employees in the U.S. and Canada and certain employees at its subsidiaries outside of North America (“Other”). Benefits for a majority of the Plans are based on average final pay and years of service. The Company’s funding policy, consistent with statutory requirements, is based on actuarial computations utilizing the projected unit credit method of calculation. The Company uses a December 31 measurement date for its defined benefit plans.

As a result of an amendment approved in 2004, employees hired after July 1, 2004 are not eligible to participate in the U.S. defined benefit plan but instead are enrolled into a defined contribution plan. During the quarter ended September 30, 2005, the Company’s Board of Directors approved amendments to the U.S. and Canadian defined benefit pension plans. As a result, all future accruals were frozen in the U.S. and credited service as of December 31, 2006 were frozen in Canada, and employees under both plans will instead receive a new discretionary Company contribution based on a percentage of pay to a defined contribution plan. The change to the plans qualified as curtailments under SFAS No. 88 “Employers’ Accounting for Settlement and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.” Accordingly, a pretax curtailment gain of $6,253 was recognized in other operating expense in the Consolidated Statements of Operations for the forty-six weeks ended December 31, 2005.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”  We adopted SFAS No. 158 effective December 31, 2006. The impact of the adoption of SFAS No. 158 has been reflected within our consolidated financial statements as of December 31, 2006.

The adoption of SFAS No. 158 resulted in an increase in stockholder’s equity of $9,126 at December 31, 2006. The following table indicates the adoption impact of SFAS No. 158 on individual balance sheet line items:

	Asset (liability)
	Prior to SFAS 158	Adjustments	After adoption of SFAS 158
Deferred income taxes	(94,479)	(5,536)	(100,015)
Liability for benefit plans—current	(1,994)	(1,296)	(3,290)
Liability for benefit plans—noncurrent	(61,628)	15,958	(45,670)
Accumulated other comprehensive income, net of tax	6,181	(9,126)	(2,945)

PQ CORPORATION & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share amounts)

The following tables summarize changes in the benefit obligation, the plan assets and the funded status of our pension plans as well as the components of net periodic benefit costs, including key assumptions.

	U.S. and Canada			Other
	Successor		Predecessor	Successor		Predecessor
		Forty-six			Forty-six
	Year	weeks	Six weeks	Year	weeks	Six weeks
	ended	ended	ended	ended	ended	ended
	December 31,	December 31,	February 11,	December 31,	December 31,	February 11,
	2006	2005	2005	2006	2005	2005
Change in benefit obligation:
Benefit obligation at beginning of the period	$132,444	$132,439	$128,032	$36,706	$32,113	$31,107
Service cost	3,191	3,288	385	2,584	2,966	377
Interest cost	7,389	6,343	830	1,594	1,361	167
Participant contributions	—	—	—	266	324	35
Actuarial (gain)/losses	(2,569)	581	4,135	(1,645)	4,421	1,864
Benefits paid	(6,865)	(4,578)	(661)	(1,726)	(1,592)	(76)
Plan amendment	—	(6,279)	—	(697)	—	—
Translation adjustment	(54)	650	(282)	4,132	(2,887)	(1,361)
Benefit obligation at end of the period	$133,536	$132,444	$132,439	$41,214	$36,706	$32,113
Change in plan assets:
Fair value of plan assets at beginning of the period	$120,520	$115,173	$116,067	$17,150	$15,409	$12,190
Actual return on plan assets	15,912	9,627	64	749	1,112	370
Employers contributions	529	454	41	4,793	3,463	154
Employee contributions	—	—	—	266	324	35
Actuarial (loss) gain	—	—	—	(122)	—	—
Benefits paid	(6,865)	(4,578)	(661)	(1,726)	(1,192)	(100)
Administrative expenses	(950)	(690)	(99)	—	—	—
Translation adjustment	(62)	534	(239)	2,219	(1,966)	(536)
Fair value of plan assets at end of the period	$129,084	$120,520	$115,173	$23,329	$17,150	$12,113
Funded status of the plans (underfunded)	$(4,452)	$(11,924)	$(17,266)	$(17,885)	$(19,556)	$(20,000)
Unrecognized items in funded status:
Actuarial losses		(324)	—		1,488	2,522
Prior service costs		—	—		—	1,742
Net amount recognized		$(12,248)	$(17,266)		$(18,068)	$(15,736)

PQ CORPORATION & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share amounts)

Amounts recognized in the consolidated balance sheets consists of:

	U.S. and Canada			Other
	Successor		Predecessor	Successor		Predecessor
	Year	Forty-six	Six weeks	Year	Forty-six	Six weeks
	ended	weeks ended	ended	ended	weeks ended	ended
	December 31,	December 31,	February 11,	December 31,	December 31,	February 11,
	2006	2005	2005	2006	2005	2005
Current liability	$—	$—	$—	$(248)	$—	$—
Noncurrent liability	(4,452)	(12,248)	(17,266)	(17,637)	(18,133)	(15,736)
Accumulated other comprehensive income	—	—	—	—	65	—
Net amount recognized	$(4,452)	$(12,248)	$(17,266)	$(17,885)	$(18,068)	$(15,736)

Amounts recognized in accumulated other comprehensive income consists of:

	U.S. and Canada			Other
	Successor		Predecessor	Successor		Predecessor
	Year	Forty-six	Six weeks	Year	Forty-six	Six weeks
	ended	weeks ended	ended	ended	weeks ended	ended
	December 31,	December 31,	February 11,	December 31,	December 31,	February 11,
	2006	2005	2005	2006	2005	2005
Prior service cost (credit)	$—	$—	$—	$(643)	$—	$—
Net loss (gain)	(8,449)	—	—	(62)	—	—
Gross amount recognized	(8,449)	—	—	(705)	—	—
Deferred income taxes	3,321	—	—	102	—	—
Net amount recognized	$(5,128)	$—	$—	$(603)	$—	$—

Components of net periodic benefit cost consists of:

	U.S. and Canada				Other
	Successor		Predecessor		Successor		Predecessor
	Year	Forty-six	Six weeks	Year	Year	Forty-six	Six weeks	Year
	ended	weeks ended	ended	ended	ended	weeks ended	ended	ended
	December 31,	December 31,	February 11,	December 31,	December 31,	December 31,	February 11,	December 31,
	2006	2005	2005	2004	2006	2005	2005	2004
Service cost	$(3,191)	$(3,288)	$(385)	$(2,971)	$(2,584)	$(2,966)	$(377)	$(3,082)
Interest cost	(7,389)	(6,343)	(830)	(7,025)	(1,594)	(1,361)	(167)	(1,136)
Expected return on plan assets	9,393	8,013	1,016	8,722	868	687	79	471
Amortization of net obligation	—	—	(5)	(45)	—	—	—	(113)
Amortization of prior service cost	—	—	—	(21)	54	—	(29)	(168)
Amortization of net loss	—	—	(283)	(2,633)	(5)	—	(30)	(253)
Curtailment (gain)/loss recognized	—	6,253	—	—	—	—	—	—
Net periodic expense	$(1,187)	$4,635	$(487)	$(3,973)	$(3,261)	$(3,640)	$(524)	$(4,281)

PQ CORPORATION & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share amounts)

The estimated prior service cost and net actuarial gain for the pension plans that will be amortized from accumulated other comprehensive income into benefits cost in 2007 are zero in our U.S. and Canada pension plans and  $57 and $32, respectively for our Other pension plans.

The changes recognized in accumulated other comprehensive income relates to the effect of adoption of SFAS No. 158 and were $5,128 for our U.S. and Canada pension plans and $603 for our Other pension plans.

The following table presents selected information about our pension plans with accumulated benefit obligations in excess of plan assets:

	U.S. and Canada		Other
	Year ended December 31,		Year ended December 31,
	2006	2005	2006	2005
Projected benefit obligation	$133,536	$132,444	$41,214	$36,706
Accumulated benefit obligation	131,573	128,843	38,770	34,398
Fair value of plan assets	129,084	120,520	23,329	17,150

Significant assumptions used in determining the pension obligations include the following:

	U.S. and Canada			Other
	Successor		Predecessor	Successor		Predecessor
	Year	Forty-six	Six weeks	Year	Forty-six	Six weeks
	ended	weeks ended	ended	ended	weeks ended	ended
	December 31,	December 31,	February 11,	December 31,	December 31,	February 11,
	2006	2005	2005	2006	2005	2005
Discount rate	5.84%	5.57%	5.75%	4.44%	4.19%	4.58%
Rate of compensation increase	0.37%	4.36%	4.36%	2.66%	2.64%	2.68%

Significant assumptions used in determining net periodic benefit cost include the following:

	U.S. and Canada				Other
	Successor		Predecessor		Successor		Predecessor
	Year	Forty-six	Six weeks	Year	Year	Forty-six	Six weeks	Year
	ended	weeks ended	ended	ended	ended	weeks ended	ended	ended
	December 31,	December 31,	February 11,	December 31,	December 31,	December 31,	February 11,	December 31,
	2006	2005	2005	2004	2006	2005	2005	2004
Discount rate	5.57%	5.48%	6.21%	6.25%	4.44%	4.19%	4.58%	4.75%
Rate of compensation increase	0.37%	4.36%	4.36%	4.36%	2.66%	2.64%	2.68%	2.83%
Long-term rate of return	7.95%	7.96%	8.41%	8.43%	3.53%	3.43%	3.72%	3.73%

In determining the expected return on plan assets, we consider the relative weighting of plan assets, the historical performance of total plan assets and individual asset classes, and economic and other indicators of future performance. In addition, we may consult with and consider the opinions of our external advisors in developing appropriate return benchmarks. The weighted average rate of compensation increase for the fiscal year ended December 31, 2006 decreased to 0.37% as all future accruals were frozen in the U.S. as of December 31, 2006 in accordance with the plan amendment

PQ CORPORATION & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share amounts)

approved in 2005. The rate of compensation increase on the Canadian plan was 4.00% for the year ended December 31, 2006.

The investment objective for the U.S. and Canadian plans is to generate returns sufficient to meet future obligations. The strategy to meet the objective includes generating attractive returns using higher returning assets such as equity securities and balancing risk using less volatile assets such as fixed income securities. Of the remaining plans, some are unfunded and those that are funded have varying investment strategies. The target and investment allocations for the other plans are not included because the varying investment strategies and mix of funded and unfunded plans make the information not useful.

The U.S. and Canadian pension plans’ target allocation for 2007 and weighted average asset allocations for all plans at each year end, by asset category, are as follows:

	U.S. and Canada
	Target	2006	2005
Equity securities	60%	60%	67%
Debt securities	40%	35%	32%
Cash equivalents	0%	5%	1%
Other	0%	0%	0%
Total	100%	100%	100%

The Company does not expect to contribute to the U.S. and Canada pension plans in 2007 and expects to contribute $3,180 to the Other pension plans in 2007.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Year	U.S. and Canada	Other
2007	$6,166	$1,219
2008	6,424	1,154
2009	6,752	2,801
2010	7,078	1,740
2011	7,480	3,610
Years 2012–2016	43,086	9,080

Certain of the Company’s foreign subsidiaries maintain other defined benefit plans that are consistent with statutory practices and are not significant to the consolidated financial statements.

Supplemental Retirement Plans

In addition, the Company has defined benefit supplementary retirement plans which includes benefits, for certain U.S. employees, in excess of qualified plan limitations. The plans are unfunded and obligations are paid out of the Company’s general assets, including assets held in a trust.

PQ CORPORATION & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share amounts)

The following tables summarize changes in the benefit obligation, the plan assets and the funded status of our defined benefit supplementary retirement plans as well as the components of net periodic benefit costs, including key assumptions.

	Year ended December 31,
	2006	2005
Change in benefit obligation:
Benefit obligation at January 1	$12,330	$12,165
Service cost	111	90
Interest cost	718	588
Actuarial (gain)/losses	888	466
Benefits paid	(1,004)	(979)
Benefit obligation at December 31	$13,043	$12,330
Change in plan assets:
Fair value of plan assets at January 1	$—	$—
Employers contributions	1,004	978
Benefits paid	(1,004)	(978)
Fair value of plan assets at December 31	$—	$—
Funded status of the plans (underfunded)	$(13,043)	$(12,330)
Unrecognized items in funded status:
Actuarial losses		(810)
Prior service costs		—
Net amount recognized		$(13,140)

Amounts recognized in the consolidated balance sheets consists of:

	Year ended December 31,
	2006	2005
Current liability	$(1,049)	$—
Noncurrent liability	(11,994)	(13,714)
Net amount recognized	$(13,043)	$(13,714)

Amounts recognized in accumulated other comprehensive income consists of:

	Year ended December 31,
	2006	2005
Additonal minimum liability (before adoption of FAS 158)	$1,334	$480
Net loss (gain)	(42)	—
Gross amount recognized	1,292	480
Deferred income taxes	(508)	(184)
Net amount recognized	$784	$296

PQ CORPORATION & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share amounts)

Components of net periodic benefit cost consists of:

	Successor		Predecessor
	Year	Forty-six	Six weeks	Year
	ended	weeks ended	ended	ended
	December 31,	December 31,	February 11,	December 31,
	2006	2005	2005	2004
Service cost	$(111)	$(90)	$(35)	$(161)
Interest cost	(718)	(588)	(67)	(534)
Amortization of net loss (gain)	(63)	—	(45)	(352)
Net periodic expense	$(892)	$(678)	$(147)	$(1,047)

The estimated net actuarial gain for the pension plans that will be amortized from accumulated other comprehensive income into benefits cost in 2007 is $43 for our defined benefit supplementary retirement plans.

A change of $25 was recognized in accumulated other comprehensive income related to the effect of adoption of SFAS No. 158 for our defined benefit supplementary retirement plans.

The accumulated benefit obligation of our defined benefit supplemental retirement plans for the years ended December 31, 2006 and 2005 was $10,684 and $9,762, respectively.

Significant assumptions used in determining the pension obligations include the following:

	Year ended December 31,
	2006	2005
Discount rate	5.90%	5.60%
Rate of compensation increase	0.00%	4.39%

Significant assumptions used in determining net periodic benefit cost include the following:

	Successor		Predecessor
	Year	Forty-six	Six weeks	Year
	ended	weeks ended	ended	ended
	December 31,	December 31,	February 11,	December 31,
	2006	2005	2005	2004
Discount rate	5.60%	5.50%	6.25%	6.25%
Rate of compensation increase	0.00%	4.39%	4.39%	4.39%

The rate of compensation increase for the fiscal year ended December 31, 2006 decreased to 0.00% as all future accruals were frozen for the defined supplemental retirement plans as of December 31, 2006 in accordance with the plan amendment approved in 2005.

The Company expects to contribute $1,049 to the defined benefit supplementary retirement plans in 2007.

PQ CORPORATION & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share amounts)

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Year	Amount
2007	$1,049
2008	1,066
2009	1,117
2010	1,139
2011	1,148
Years 2012–2016	5,821

Other Postretirement Benefit Plans

The Company sponsors unfunded plans to provide certain health care benefits to retired employees. These plans cover substantially all employees in the U.S. and Canada. Generally, the plans pay a stated percentage of medical expenses reduced by deductibles and other coverage. Effective January 1, 2003, the Company changed its retiree medical plan in the U.S. These changes were adopted at the beginning of 2003 and are fully reflected in the valuation for each year presented. These changes created a new indemnity plan for all participants retiring after 2003 and all bonus-eligible participants retiring during the period beginning 1995 and ending in 2003. All other retirees are grandfathered under their current plans. In addition, all employees hired on or after January 1, 2003 will not be eligible for medical benefits when they retire. This plan change created a prior service credit that eliminated the unrecognized prior service cost and part of the unrecognized transition obligation. In 2005, the Company’s Board of Directors approved an amendment to the U.S. and Canadian retiree health plans which will eliminate postretirement benefits for employees retiring after December 31, 2006. This amendment was accounted for as a curtailment and negative plan amendment which were reflected in the prior year valuation.

The following tables summarize changes in the benefit obligation, the plan assets and the funded status of our pension plans as well as the components of net periodic benefit costs, including key assumptions.

PQ CORPORATION & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share amounts)

	Successor		Predecessor
	Year	Forty-six	Six weeks
	ended	weeks ended	ended
	December 31,	December 31,	February 11,
	2006	2005	2005
Change in benefit obligation:
Benefit obligation at Beginning of Period	$13,178	$21,229	$20,822
Service cost	—	300	51
Interest cost	731	800	127
Actuarial (gain)/losses	1,355	(303)	404
Employee contributions	293	222	—
Benefits paid	(1,973)	(2,082)	(228)
Plan amendment	—	(6,957)	—
Translation adjustment	(3)	(31)	53
Benefit obligation at end of the period	$13,581	$13,178	$21,229
Change in plan assets:
Fair value of plan assets at January 1	$—	$—	$—
Employers contributions	1,680	1,860	228
Employee contributions	293	222	—
Benefits paid	(1,973)	(2,082)	(228)
Fair value of plan assets at December 31	$—	$—	$—
Funded status of the plans	$(13,581)	$(13,178)	$(21,229)
Unrecognized items in funded status:
Actuarial losses		(297)
Prior service costs		(6,923)
Net amount recognized		$(20,398)

Amounts recognized in the consolidated balance sheets consists of:

	Successor		Predecessor
	Year	Forty-six	Six weeks
	ended	weeks ended	ended
	December 31,	December 31,	February 11,
	2006	2005	2005
Current liability	$(1,994)	$(2,204)	$(2,152)
Noncurrent liability	(11,587)	(18,194)	(19,077)
Net amount recognized	$(13,581)	$(20,398)	$(21,229)

PQ CORPORATION & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share amounts)

Amounts recognized in accumulated other comprehensive income consists of:

	Successor		Predecessor
	Year	Forty-six	Six weeks
	ended	weeks ended	ended
	December 31,	December 31,	February 11,
	2006	2005	2005
Prior service cost (credit)	$(6,482)	$—	$—
Net loss (gain)	1,017	—	—
Gross amount recognized	(5,465)	—	—
Deferred income taxes	2,095	—	—
Net amount recognized	$(3,370)	$—	$—

Components of net periodic benefit cost consists of:

	Successor		Predecessor
	Year	Forty-six	Six weeks	Year
	ended	weeks ended	ended	ended
	December 31,	December 31,	February 11,	December 31,
	2006	2005	2005	2004
Service cost	$—	$(302)	$(51)	$(396)
Interest cost	(731)	(815)	(127)	(1,178)
Amortization of prior service cost	468	116	(28)	(171)
Amortization of net loss	(3)	—	—	—
Net periodic expense	$(266)	$(1,001)	$(206)	$(1,745)

The estimated prior service cost and net actuarial gain for the pension plans that will be amortized from accumulated other comprehensive income into benefits cost in 2007 are $468 and $3, respectively for our retiree health plans.

The changes recognized in accumulated other comprehensive income relates to the effect of adoption of SFAS No. 158 and were $3,370 for our retiree health plans.

Significant assumptions used in determining the net periodic benefit cost, the pension obligations, and trend rate include the following:

	Successor		Predecessor
	Year	Forty-six	Six weeks
	ended	weeks ended	ended
	December 31,	December 31,	February 11,
	2006	2005	2005
Discount rate (benefit cost)	5.25%	5.25%	5.25%
Discount rate (benefit obligation)	5.48%	5.25%	5.25%
Trend rate	10.28%	9.82%	9.82%

PQ CORPORATION & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share amounts)

A 1% change in the assumed health care cost trend would have increased (decreased) the accumulated postretirement benefit obligation at December 31, 2006 and the periodic postretirement benefit cost for the year ended as follows:

	1% Increase	1% Decrease
Accumulated postretirement benefit obligation	28	(391)
Periodic postretirement benefit cost	29	(255)

The Company expects to contribute $2,039 to the retiree health plans in 2007.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Year	Amount
2007	$2,039
2008	1,919
2009	1,921
2010	1,924
2011	1,897
Years 2012–2016	5,365

Profit Sharing and Defined Contribution Plans

The Company and certain subsidiaries have profit sharing plans covering eligible employees. Profit sharing expense was $1,381, $1,496, and $1,671 in 2006, 2005, and 2004, respectively.

The Company also has defined contribution plans covering domestic employees of the Company and certain subsidiaries. The Company expensed $1,873, $1,504, and $1,280 related to these plans in  2006, 2005, and 2004, respectively.

19.   Stock-Based Compensation:

Successor

The Company applies the fair value based method to account for stock options and awards prescribed by SFAS No. 123(R). The Company adopted the provisions of SFAS No. 123(R) as of January 1, 2006 and for the year ended December 31, 2006. The adoption of SFAS No. 123(R) did not have an impact on the consolidated financial statements.

Holdings has adopted a restricted stock plan for which 19,800 shares of Holding’s Class A common stock were awarded in 2005. The restricted stock vest as follows: 10% of each grant vests on February 11 in each year 2006-2010, subject to the executive’s continued service with Holdings and its subsidiaries on such date and subject to 100% vesting upon the earlier of an initial public offering of stock by, or change in control of, Holdings, and subject to accelerated vesting upon certain specified events of termination of service; and the vesting of 50% of each grant is based on performance measures at the time of an initial public offering of stock by, or earlier change in control of Holdings. The fair value of the awards was determined using multiples of EBITDA and the income approach, based on discounted free cashflow. Compensation expense for these awards was $108 for the year ended December 31, 2006 and $94 the forty-six week period ended December 31, 2005 commensurate with the estimated vesting of the underlying awards.

PQ CORPORATION & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share amounts)

Predecessor

The PQ Corporation 1995 Stock Option Plan provided for granting a maximum of 225,000 stock options to selected officers and key employees. The exercise price of these stock options is equal to the fair market value of the Company’s stock at the grant date, and the maximum term may not exceed ten years. One-third of the options vest on the third anniversary of the date of grant. The other two-thirds vest upon attainment of specified performance measurements at specified anniversary dates if plan participants meet minimum share holding requirements.

In 2002, the Company adopted the PQ Corporation 2002 Stock Option and Stock Award Plan. This plan replaces the 1995 Stock Option Plan, which continues in effect only with respect to stock options previously issued. The Stock Option and Stock Award Plan provides for granting a maximum of 180,000 stock options and stock award shares to officers and key employees, as selected by the Board of Directors. The exercise price of the stock options is equal to the fair market value of the Company’s stock at the grant date and the term may not exceed ten years. Options vest ratably over four years.

Stock awards also have a four-year vesting period subject to attainment of specific performance measurements at anniversary dates. Vesting for both stock options and awards is contingent on minimum share holding requirements by plan participants.

Immediately prior to closing, pursuant to their original terms, all of the Predecessor’s outstanding stock options and awards vested and the Predecessor exercised its option to purchase, at fair value, all of the shares of common stock to be acquired by exercise of options and awards held by employees pursuant to the Stock Option and Award Plan. As a result, immediately before the Transactions, compensation expense of approximately $2,400 was recorded in selling, general and administrative expenses in the Statement of Operations for the six weeks ended February 11, 2005 for the unvested portion of the options and awards.

During 2004, 10,299 shares were awarded to plan participants in accordance with the provisions of the stock award plan. On January 1, 2005, there were 7,654 shares that vested. The fair value of each stock award is equal to the Company’s stock price at the date of grant. The fair value of stock awards granted in 2004 was $139. The Company recognized compensation expense for the stock award plan of $1,031 in 2004. This compensation expense is based on the fair value of the shares at the grant date and was recognized ratably over the vesting period.

The Company recorded compensation expense for fixed and performance-based stock option awards granted after January 1, 1996 using the fair value of the options at the grant date. The fair value of each option under the 2002 Stock Option and Stock Award Plan was estimated based on the minimum value method. The fair value of options granted in 2004 was $8.25. Expense for options and awards is recognized ratably over the option vesting period. Total compensation expense for stock options recorded by the Company was $174 in 2004.

PQ CORPORATION & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share amounts)

The following table summarizes activity for the 1995 Stock Option Plan and 2002 Stock Option and Stock Award Plan:

	Shares Under	Weighted Average
	Option	Exercise Price
Balance, January 1, 2004	171,665	$117.45
Granted	34,059	139.00
Exercised	(17,091)	95.84
Forfeited	(5,691)	140.97
Balance, December 31, 2004	182,942	$122.71

20.   Shares Subject to Mandatory Redemption:

Successor

All shares subject to mandatory redemption were redeemed in connection with the Transactions.

The Company and the committee that administers the Company’s Profit Sharing Plan were advised that certain transactions under the Plan involving the Predecessor’s common stock, series B, previously held by the Plan may have violated certain ERISA guidelines which govern sales of securities to the Company. Prior to December 31, 2004, the value of common stock, series B was calculated based on a formula as defined in the Trust agreement. In 2005, it was determined that the calculated value, which was used as the basis for any stock fund transactions between the Company and the Plan, was not a sufficient basis to represent fair value. The Company has taken corrective action which required an additional cash contribution to the Plan and payments of excise taxes, interest and penalties under ERISA and the Internal Revenue Code. As a result, the Company increased its reserve for contingent liabilities from $328 at December 31, 2004 to $6,100 as of September 30, 2005. This incremental amount, net of applicable taxes, was accounted for as an adjustment to goodwill. The Company made the corrective payment to the Plan and filed the applicable excise tax returns in the fourth quarter of 2005. Based upon the advice from legal counsel, we believe $6,100 was adequate to fund all required contributions to the Plan and settle any penalties and accrued interest under ERISA and the Internal Revenue Code.

Predecessor

During 1984, the Company authorized the issuance of up to 200,000 shares of Common stock, Series B with a par value of $.50. In prior years, the Company has made certain contributions to its defined contribution plan for U.S. employees, as directed by the Board of Directors, in PQ Corporation Common stock, Series B under the provisions of the PQ Corporation Profit Sharing Plan and Trust. Common stock, Series B carries no voting rights unless cash dividends are not declared for two consecutive fiscal years, in which case its holders are entitled to vote until cash dividends are restored. As of December 31, 2004, there were 52,072 Common stock, Series B shares issued and 28,372 shares held by the Trust.

Subject to legal availability of funds, the shares of Common stock, Series B are redeemable by the Trustee for cash as provided for in the Trust Agreement between PQ Corporation and Wilmington Trust Company dated July 18, 1988. As such, Series B shares held by the Company’s Profit Sharing Plan are sold to the Company by the Trustee from time to time as necessary to fund participant withdrawals from the profit sharing plan. Shares in an amount up to 20% of the number held by the Profit Sharing Plan, not to exceed 30% annually on a cumulative basis, may be tendered in any particular year by the Trustee. During the years ended December 31, 2004, redemptions amounted to $457. The Company accounts for these

PQ CORPORATION & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share amounts)

purchases of shares as reductions to the balance of shares subject to mandatory redemption. Each period end, the balance of shares subject to mandatory redemption is accreted based upon the number of issued and outstanding shares multiplied by the value per share. As of December 31, 2004, the value per share was increased to reflect the expected merger consideration per share less a discount for illiquidity. For the year ended December 31, 2004, $4,069 was charged to selling, general and administrative expenses related to the accretion of shares subject to mandatory redemption.

Cash dividends declared totaled $151 on Common stock, Series B or $5.18 per share for 2004.

21.   Capital Stock:

Successor

As of December 31, 2006, the Company has 100 shares of Class A common stock authorized and one share outstanding. The Company’s common shares have a par value of $0.50 per share. In conjunction with the Transaction, Holdings contributed $163,600 of capital to the Company. During the year ended December 31, 2006 and 2005, the Company returned $2,346 and $85,325 in capital contributions to Holdings, respectively.

Predecessor

As of December 31, 2004, the Company had 8,800,000 shares of Common Stock, Series A authorized at a par value of $0.50 per share. All common shares were purchased and cancelled as part of the Transactions.

As of December 31, 2004, the Company had 54,224 shares of preferred stock authorized with a stated value of $137 per share. Preferred stock is nonvoting and has priority over Common stock as to dividends and distribution on liquidation. Dividends are cumulative at $16.44 per share annually. The Company may redeem any part of the Preferred stock at the stated value, plus accrued dividends. All preferred shares were purchased and cancelled as part of the Transactions.

Dividends declared aggregated to $550 preferred and $12,861 Common stock, Series A or $16.44 and $5.18 per share, respectively for 2004. There were no dividends declared or other capital stock transactions in the six week predecessor period ended February 11, 2005.

In 2004, the majority of purchases of treasury stock related to non-employee redemptions. Capital stock activity in 2004 was as follows:

	Preferred	Common stock	Treasury stock
	stock	Series A	Preferred	Common
Balance, Janaury 1, 2004	39,672	2,589,712	6,246	117,572
Issuances	—	—	—	(39,853)
Purchases	—	—	—	29,382
Balance, December 31, 2004	39,672	2,589,712	6,246	107,101

22.   Commitments and Contingent Liabilities:

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

PQ CORPORATION & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share amounts)

actions arising out of the normal course of business. No accrual for these matters currently exists, with the exception of those listed below, because management believes that the liabilities resulting from such lawsuits and claims will not materially affect the results of operations, financial position or cash flow of the Company.

The Company was named as the defendant in a personal injury case which occurred in 1996. The case was settled in November 2006 for $2,400. The claim was covered by the Company’s insurance carrier. As settlement of this claim, the Company’s insurance carrier agreed to pay the plaintiff $2,400, of which $1,200 was paid in December 2006 and $1,200 was paid in January 2007.

The Company is subject to various laws and regulations regarding emissions from its plant locations. These laws and regulations may limit the amount and types of emissions that can be released into the atmosphere. In 2003, following an incident at the Kansas City, Kansas plant in which an emission control device failed, the Company was issued a draft Consent Agreement from the Kansas Department of Health and Environment (“KDHE”) for operating the plant without such emission control device in place. In February 2006, we received a revised Consent Agreement from KDHE and agreed to settle all outstanding claims. The settlement calls for us to complete the implementation of an ISO 14001 Environmental Management System at the Kansas City plant, perform five supplemental environmental projects valued at a total of approximately $100 and pay a $150 civil penalty. In September 2006, the Company negotiated the terms of the consent decree that incorporated the aforementioned settlement. The civil penalty of $150 was paid in full in October 2006.

The Company triggered the requirement of New Jersey’s Industrial Site Recovery Act (“ISRA”) statute as part of the due diligence performed in connection with the Transactions in December 2004. As required under ISRA, a General Information Notice with respect to our two New Jersey locations was filed with the New Jersey Department of Environmental Protection (“NJDEP”) in December 2004. Based on a preliminary review of the facilities by the NJDEP, the Company estimated that $500 will be required for contamination assessment and removal work at these facilities, and had recorded a reserve for such amount as of December 31, 2005. During the year ended December 31, 2006, it was determined that additional assessment, removal and remediation work would be required and the reserve was increased by $400 to $900 to cover the estimated cost of such work. There may be additional costs related to the remediation of these two facilities, but until further investigation takes place, the Company cannot reasonably estimate the amount of additional liability that may exist.

The Company is subject to a cash deficiency agreement related to the $15,000 revolving credit agreement of one of its equity affiliates, in which it is a joint partner. This agreement requires the Company to make certain contributions in order to ensure the affiliate’s compliance with debt covenants. At December 31, 2006, the affiliate had a $10,000 outstanding balance under its revolving credit agreement and was in compliance with all covenants.

The Company and its subsidiaries have entered into various lease agreements for the rental of office and plant facilities and equipment, substantially all of which are classified as operating leases. Total rental expense under these agreements was $8,670, $6,917, and $6,591 in 2006, 2005, and 2004, respectively.

PQ CORPORATION & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share amounts)

Total rental due under noncancelable operating lease commitments are:

Year	Amount
2007	$8,285
2008	7,024
2009	5,615
2010	4,673
2011	3,316
Thereafter	5,926
$34,839

The Company has entered into short and long-term purchase commitments for various key raw materials and energy requirements. The purchase obligations include agreements to purchase goods that are enforceable and legally binding and that specify all significant terms. The purchase commitments covered by these agreements are with various suppliers and total approximately $37,957 for the period 2007 to 2016. Purchases under these agreements are expected to be $15,534, $8,597, $3,764, $3,554, $3,595 and $2,913 for 2007, 2008, 2009, 2010, 2011 and thereafter, respectively.

The Company rents its corporate office under a long-term operating lease agreement, which contains a provision for a mid-term rent increase. The Company records monthly rent expense equal to the total of the payments due over the lease term, divided by the number of months of the lease term. The difference between rent expense recorded and the amount paid is credited or charged to deferred rent liability, which is reflected in the Balance Sheet.

23.   Related Party Transactions:

The Company maintains certain policies and procedures for the review, approval, and ratification of related party transactions to ensure that all transactions with selected parties are fair, reasonable and in our best interest. All significant relationships and transactions are separately identified by management if they meet the definition of a related party or a related party transaction. Related party transactions include transactions that occurred during the year, or are currently proposed, in which the Company was or will be a participant and which any related person had or will have a direct or indirect material interest. All related party transactions are reviewed, approved and documented by the appropriate level of the Company’s management in accordance with these policies and procedures.

The Company, J.P. Morgan Partners (BHCA), L.P. and its affiliates and Peak Investments, LLC, (referred to collectively as, the “Sponsors”) and Holdings entered into management agreements relating to the provision of certain financial and strategic advisory services and consulting services. The Company paid the Sponsors a one-time fee in the amount of $10,000 on February 11, 2005 for structuring the Transactions. In addition, the Company agreed to pay to the Sponsors an annual monitoring fee equal to $2,000 commencing in 2006. The management agreement will also provide for reimbursement of fees payable by Holdings for the maintenance of its corporate existence, corporate overhead expenses and for salaries and other compensation of certain employees who perform services for both Holdings and the Company.

Mr. Boyce, our Chairman, Chief Executive Officer, President and a member of our Compensation Committee, is also Chairman and Chief Executive Officer and 99% stockholder of Peak Investments, LLC, one of our Sponsors.

PQ CORPORATION & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share amounts)

In December 2005, the Company paid a dividend to Holdings of $85,325, and in turn, Holdings paid a dividend to its stockholders in an aggregate amount of $110,000 and paid certain expenses. Holdings issued $23,000 of 12.75% Senior Notes due March 15, 2013 in order to fund the difference between amounts received from PQ and the dividend distribution to stockholders. These notes require quarterly interest payments with payment in kind provisions, allowing Holdings to defer the entire payment, or a portion thereof, at Holdings’ option. The amount of any deferred interest payment shall become additional principal. The Company’s senior secured credit facility allows for dividends of up to $4,000 per year to Holdings for the purpose of servicing the interest expense on the Holdings notes. The Holdings notes are not guaranteed by the Company. See Note 14 to these financial statements for additional details on the dividend to Holdings. During the year ended December 31, 2006, the Company returned $2,346 in capital contributions to Holdings as dividends.

24.   Business Segments and Geographic Information:

The Company’s reportable segments are organized based on the operating divisions within the Company: Chemicals and Potters. Chemicals develops, manufactures and distributes silicate-based specialty chemicals primarily to large industrial and consumer product companies. Potters manufactures highly engineered solid and hollow glass spheres that are mainly sold to contractors, governmental agencies and manufacturing companies.

The table below presents information about the reported segments:

	Successor		Predecessor
	Year	Forty-six	Six weeks	Year
	Ended	weeks ended	ended	Ended
	December 31,	December 31,	February 11,	December 31,
	2006	2005	2005	2004
Net sales:
Chemicals	$486,768	$373,712	$48,264	$398,790
Potters	221,821	197,426	15,931	207,889
Total	$708,589	$571,138	$64,195	$606,679
Adjusted EBITDA(1):
Chemicals	$134,048	$86,270	$10,188	$93,287
Potters	44,318	40,280	2,992	40,318
Segments adjusted EBITDA	$178,366	$126,550	$13,180	$133,605

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

PQ CORPORATION & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share amounts)

A reconciliation from Segments Adjusted EBITDA to net income (loss) follows:

	Successor		Predecessor
	Year	Forty-six	Six weeks	Year
	Ended	weeks ended	ended	Ended
	December 31,	December 31,	February 11,	December 31,
	2006	2005	2005	2004
Segments adjusted EBITDA	$178,366	$126,550	$13,180	$133,605
Less:
Provision (benefit) for income taxes	13,997	361	(2,522)	12,926
Interest expense	51,894	37,529	771	6,541
Depreciation and amortization	46,810	40,174	4,436	36,097
Impairment/disposal of long-lived assets	192	341	—	1,089
Unallocated corporate expenses	29,259	20,580	2,976	29,937
Merger related costs	543	21,181	8,713	3,663
Write off of in-process R&D	—	3,338	—	—
Raw material contracts	13,977	18,453	—	—
Investment in affiliates step-up	1,190	6,144	—	—
Inventory step-up	—	10,935	—	562
Benefit plan curtailments	—	(6,253)	—	—
Operational restructuring charges	4,361	7,031	5,604	1,154
Non-recurring environmental, legal and other costs	(13)	1,882	—	3,463
Management advisory fees	2,000	—	—	—
Net income (loss)	$14,156	$(35,146)	$(6,798)	$38,173

Included in the Chemicals segment Adjusted EBITDA is equity income from affiliates of $22,532 for the year ended December 31, 2006, $9,252 for the forty-six weeks ended December 31, 2005, ($265) for the six weeks ended February 11, 2005, and $10,249 for the year ended December 31, 2004.

	Successor		Predecessor
	Year	Forty-six	Six weeks	Year
	Ended	weeks ended	ended	Ended
	December 31,	December 31,	February 11,	December 31,
	2006	2005	2005	2004
Depreciation and amortization:
Chemicals	$29,566	$25,268	$3,138	$25,101
Potters	9,968	8,325	906	7,806
Total	$39,534	$33,593	$4,044	$32,907

Revenues from external customers by product are not aggregated by the Company because it is impractical to do so. Therefore, this information is not presented in the following tables.

PQ CORPORATION & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share amounts)

Business segment information about the Company’s operations by geographic area is as follows:

	Successor		Predecessor
	Year	Forty-six	Six weeks	Year
	Ended	weeks ended	ended	Ended
	December 31,	December 31,	February 11,	December 31,
	2006	2005	2005	2004
Net sales:
United States	$381,574	$306,315	$31,411	$327,691
Europe	138,118	112,215	21,051	132,196
Other	188,897	152,608	11,733	146,792
Total	$708,589	$571,138	$64,195	$606,679

	December 31,
	2006	2005
Long-lived assets:
United States	$573,166	$606,979
Europe	89,902	87,647
Other	101,764	98,989
Total	$764,832	$793,615

25.          Customer Concentration:

One North American customer represents 9%, 8%, and 9% of consolidated sales and 10%, 11%, and 10% of accounts receivable as of and for the year ended December 31, 2006, 2005, and 2004, respectively. There were no other individually significant customers in above mentioned years.

26.          Subsequent Event:

On January 25, 2007, the Company acquired certain assets of Flex-O-Lite Inc., a leading manufacturer of highway safety marketing spheres, metal finishing glass beads, and high refractive index glass beads. Flex-O-Lite has been a leading manufacturer of glass spheres used for a variety of reflective and industrial applications for over 65 years. The newly acquired manufacturing facilities are located in Paris, Texas; Muscatine, Iowa; and St. Thomas, Ontario. Flex-O-Lite will be included as part of the Potters division of the Company.

27.          Quarterly Results (unaudited):

Selected results of operations for each of the fiscal quarters during the years ended December 31, 2006, 2005 and 2004 are presented below. The fiscal quarters during the year ended December 31, 2004 reflect the results of Predecessor operations. The fiscal quarters during 2005 include Predecessor operations through February 11, 2005 and Successor operations from February 12, 2005 to December 31, 2005. The first quarter of 2005 presents the results for the Predecessor and Successor separately since they were not prepared on a comparable basis of accounting.

	Three months ended
2006:	March 31,	June 30,	September 30,	December 31
Net sales	$166,742	$189,127	$191,999	$160,721
Gross profit	35,176	45,150	44,776	33,560
Operating income	11,814	21,441	21,200	4,818
Net income (loss)	702	3,393	7,481	2,580

PQ CORPORATION & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share amounts)

	Six weeks	Seven weeks
	ended	ended	Three months ended
2005:	February 11,	March 31,	June 30,	September 30,	December 31,
Net sales	$64,195	$75,213	$176,095	$170,974	$148,856
Gross profit	15,619	9,032	38,280	35,171	25,553
Operating (loss) income	(7,869)	(24,270)	15,961	17,426	(956)
Net (loss) income	(6,798)	(28,157)	2,427	(1,194)	(8,222)

	Three months ended
2004:	March 31,	June 30,	September 30,	December 31,
Net sales	$139,044	$163,923	$163,655	$140,057
Gross profit	34,520	41,230	44,872	31,609
Operating income	11,313	19,505	18,391	412
Net income	7,149	12,793	17,052	1,179

28.          Guarantor and Nonguarantor Statements:

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

The following consolidating financial information presents:

•       Consolidating balance sheets as of December 31, 2006 and 2005 for the Successor, Consolidated Statements of Operations for the year ended December 31, 2006 and the forty-six weeks ended December 31, 2005 for the Successor and the six weeks ended February 11, 2005 and the year ended December 31, 2004 for the Predecessor, and Consolidated Statements of Cash Flows for the year ended December 31, 2006 and the forty-six weeks ended December 31, 2005 for the Successor and the six weeks ended February 11, 2005 and the year ended December 31, 2004 for the Predecessor.

•       Elimination entries necessary to consolidate the Predecessor and Successor, with their respective guarantor subsidiaries and nonguarantor subsidiaries. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

PQ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET—SUCCESSOR
December 31, 2006
(in thousands)

	Parent	Guarantor	Nonguarantor		Consolidated
	company	subsidiaries	subsidiaries	Eliminations	total
ASSETS
Cash and cash equivalents	$76	$276	$15,526	$—	$15,878
Receivables, net	30,894	12,699	54,825	—	98,418
Intercompany receivable	—	140,174	—	(140,174)	—
Inventories	29,968	27,298	41,645	—	98,911
Prepaid and other current assets	4,273	430	5,257	—	9,960
Total current assets	65,211	180,877	117,253	(140,174)	223,167
Investments in subsidiaries	428,889	138,055	—	(566,944)	—
Investments in affiliated companies	63,298	3,043	3,844	—	70,185
Property, plant and equipment, net	111,569	40,207	167,693	—	319,469
Goodwill	163,591	65,213	1,100	—	229,904
Tradenames	32,400	20,600	—	—	53,000
Other intangible assets, net	38,299	20,365	339	—	59,003
Other long-term assets	26,820	1,252	5,479	—	33,551
Total assets	$930,077	$469,612	$295,708	$(707,118)	$988,279
LIABILITIES AND STOCKHOLDER’S EQUITY
Revolver, notes payable and current maturities of long-term debt	$3,652	$—	$2,130	$—	$5,782
Cash overdraft	635	1,071	209	—	1,915
Accounts payable	17,940	6,090	29,208	—	53,238
Intercompany payable	70,064	—	70,110	(140,174)	—
Accrued liabilities	33,589	10,157	15,945	—	59,691
Total current liabilities	125,880	17,318	117,602	(140,174)	120,626
Long-term debt	630,109	—	—	—	630,109
Deferred income taxes	68,490	23,405	13,069	—	104,964
Other long-term liabilities	47,965	—	22,008	—	69,973
Minority interest in equity of subsidiaries	—	—	4,974	—	4,974
Commitments and contingencies
Stockholder’s equity	57,633	428,889	138,055	(566,944)	57,633
Total liabilities and stockholder’s equity	$930,077	$469,612	$295,708	$(707,118)	$988,279

PQ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET—SUCCESSOR
December 31, 2005
(in thousands)
(unaudited)

	Parent	Guarantor	Nonguarantor		Consolidated
	company	subsidiaries	subsidiaries	Eliminations	total
ASSETS
Cash and cash equivalents	$4,542	$268	$18,162	$—	$22,972
Receivables, net	30,344	10,182	50,188	—	90,714
Intercompany receivable	—	109,874	—	(109,874)	—
Inventories	26,462	25,700	32,077	—	84,239
Prepaid and other current assets	33,408	198	4,727	—	38,333
Total current assets	94,756	146,222	105,154	(109,874)	236,258
Investments in subsidiaries	369,053	109,719	—	(478,772)	—
Investments in affiliated companies	61,432	2,985	—	—	64,417
Property, plant and equipment, net	116,924	34,547	166,866	—	318,337
Goodwill	167,880	66,603	—	—	234,483
Tradenames	32,400	20,600	—	—	53,000
Other intangible assets, net	53,016	22,458	2,235	—	77,709
Other long-term assets	41,898	378	3,393	—	45,669
Total assets	$937,359	$403,512	$277,648	$(588,646)	$1,029,873
LIABILITIES AND STOCKHOLDER’S EQUITY
Revolvers, notes payable and current maturities of long-term debt	$23,652	$—	$3,037	$—	$26,689
Cash overdraft	5,829	1,641	2,487	—	9,957
Accounts payable	20,199	6,447	24,656	—	51,302
Intercompany payable	26,642	—	83,232	(109,874)	—
Accrued liabilities	36,234	2,966	14,778	—	53,978
Total current liabilities	112,556	11,054	128,190	(109,874)	141,926
Long-term debt	633,761	—	60	—	633,821
Deferred income taxes	93,508	23,405	10,893	—	127,806
Other long-term liabilities	50,975	—	23,739	—	74,714
Minority interest in equity of subsidiaries	—	—	5,047	—	5,047
Commitments and contingencies
Stockholder’s equity	46,559	369,053	109,719	(478,772)	46,559
Total liabilities and stockholder’s equity	$937,359	$403,512	$277,648	$(588,646)	$1,029,873

PQ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS—SUCCESSOR
For the twelve months ended December 31, 2006
(in thousands)

	Parent	Guarantor	Nonguarantor		Consolidated
	company	subsidiaries	subsidiaries	Eliminations	total
Sales	$261,927	$137,932	$308,730	$—	$708,589
Cost of goods sold	204,013	102,678	243,236	—	549,927
Gross profit	57,914	35,254	65,494	—	158,662
Selling, general and administative expenses	45,112	10,629	31,162	—	86,903
Other operating expense	10,378	2,684	(576)	—	12,486
Operating income	2,424	21,941	34,908	—	59,273
Equity in net income of affiliated companies	60,245	15,820	451	(55,175)	21,341
Interest expense (income), net	56,359	(11,401)	6,936	—	51,894
Other (income) expense	(1,083)	(861)	1,803	—	(141)
Income (loss) before taxes and minority interest	7,393	50,023	26,620	(55,175)	28,861
Provision (benefit) for income taxes	(6,763)	10,763	9,997	—	13,997
Minority interest	—	—	708	—	708
Net income	$14,156	$39,260	$15,915	$(55,175)	$14,156

PQ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS—SUCCESSOR
For the forty-six weeks ended December 31, 2005
(in thousands)

	Parent	Guarantor	Nonguarantor		Consolidated
	company	subsidiaries	subsidiaries	Eliminations	total
Sales	$220,430	$101,596	$249,112	$—	$571,138
Cost of goods sold	177,558	75,673	209,871	—	463,102
Gross profit	42,872	25,923	39,241	—	108,036
Selling, general and administative expenses	36,143	13,679	27,495	—	77,317
Other operating expense (income)	20,724	2,030	(196)	—	22,558
Operating (loss) income	(13,995)	10,214	11,942	—	8,161
Equity in net income (loss) of affiliated companies	15,304	(3,463)	308	(9,041)	3,108
Interest expense (income), net	39,134	(7,548)	5,943	—	37,529
Other expense (income)	7,251	(5,872)	6,839	—	8,218
Income (loss) before taxes and minority interest	(45,076)	20,171	(532)	(9,041)	(34,478)
Provision (benefit) for income taxes	(9,930)	7,582	2,709	—	361
Minority interest	—	—	307	—	307
Net (loss) income	$(35,146)	$12,589	$(3,548)	$(9,041)	$(35,146)

PQ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS - PREDECESSOR
For the six weeks ended February 11, 2005
(in thousands)

	Parent	Guarantor	Nonguarantor		Consolidated
	company	subsidiaries	subsidiaries	Eliminations	total
Sales	$25,193	$7,445	$31,557	$—	$64,195
Cost of goods sold	19,177	5,526	23,873	—	48,576
Gross profit	6,016	1,919	7,684	—	15,619
Selling, general and administative expenses	5,740	1,689	3,792	—	11,221
Other operating expense	12,142	12	113	—	12,267
Operating (loss) income	(11,866)	218	3,779	—	(7,869)
Equity in net income of affiliated companies	2,127	3,980	75	(6,447)	(265)
Interest expense, net	615	(930)	1,086	—	771
Other expense (income)	131	2,462	(2,237)	—	356
Income (loss) before taxes and minority interest	(10,485)	2,666	5,005	(6,447)	(9,261)
Provision (benefit) for income taxes	(3,687)	204	961	—	(2,522)
Minority interest	—	—	59	—	59
Net (loss) income	$(6,798)	$2,462	$3,985	$(6,447)	$(6,798)

PQ CORPORATION AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF INCOME—PREDECESSOR
For the year ended December 31, 2004
(in thousands)

	Parent	Guarantor	Nonguarantor		Consolidated
	company	subsidiaries	subsidiaries	Eliminations	total
Sales	$236,188	$101,468	$269,023	$—	$606,679
Cost of goods sold	180,084	77,729	196,635	—	454,448
Gross profit	56,104	23,739	72,388	—	152,231
Selling, general and administative expenses	49,591	14,489	32,155	—	96,235
Other operating expense	4,900	233	1,242	—	6,375
Operating income	1,613	9,017	38,991	—	49,621
Equity in net income of affiliated companies	46,699	18,938	602	(55,990)	10,249
Interest expense, net	6,185	2	354	—	6,541
Other expense (income)	1,316	(14,186)	14,554	—	1,684
Income before taxes and minority interest	40,811	42,139	24,685	(55,990)	51,645
Provision for income taxes	2,638	4,795	5,493	—	12,926
Minority interest	—	—	546	—	546
Net income (loss)	$38,173	$37,344	$18,646	$(55,990)	$38,173

PQ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS—SUCCESSOR
December 31, 2006
(in thousands)

	Parent	Guarantor	Nonguarantor		Consolidated
	company	subsidiaries	subsidiaries	Eliminations	total
Net cash provided by operating activities	$46,062	$7,664	$5,938	$—	$59,664
Cash flows from investing activities:
Proceeds from sale of capital assets	—	—	1,302	—	1,302
Purchases of property, plant and equipment	(13,732)	(6,501)	(11,412)	—	(31,645)
Purchase of other intangible assets	(1,131)	(585)	—	—	(1,716)
Net cash used in investing activities	(14,863)	(7,086)	(10,110)	—	(32,059)
Cash flows from financing activities:
Revolver and notes payable	(20,001)	—	(173)	—	(20,174)
Cash overdrafts	(5,194)	(570)	(2,441)	—	(8,205)
Issuance of long-term debt	—	—	—		—
Issuance of senior subordinated notes	—	—	—		—
Debt acquisition costs	—	—	—		—
Repayments of long-term debt	(3,652)	—	(830)	—	(4,482)
Repayments of Predecessor debt	—		—		—
Proceeds from issuance of treasury stock	—	—	—		—
Purchase of stock	—	—	—		—
Equity contribution	—	—	—		—
Distributions to minority shareholders	—	—	(401)	—	(401)
Dividend distribution	(2,346)	—	—	—	(2,346)
Net cash used in financing activities	(31,193)	(570)	(3,845)	—	(35,608)
Effect of exchange rate changes on cash	—	—	909	—	909
Net change in cash and cash equivalents	6	8	(7,108)	—	(7,094)
Cash and cash equivalents at beginning of year	70	268	22,634	—	22,972
Cash and cash equivalents at end of year	$76	$276	$15,526	$—	$15,878

PQ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS—SUCCESSOR
For the forty-six weeks ended December 31, 2005
(in thousands)

	Parent	Guarantor	Nonguarantor		Consolidated
	company	subsidiaries	subsidiaries	Eliminations	total
Net cash provided by operating activities	$4,572	$2,011	$12,136	$—	$18,719
Cash flows from investing activities:
Investment in affiliates	—	—	—	—	—
Purchases of property, plant and equipment	(12,134)	(3,100)	(10,499)	—	(25,733)
Merger consideration	(626,000)	—	—	—	(626,000)
Merger costs	(6,485)	—	—	—	(6,485)
Net cash used for investing activities	(644,619)	(3,100)	(10,499)	—	(658,218)
Cash flows from financing activities:
Revolver and notes payable	23,822	—	116	—	23,938
Cash overdrafts	3,058	1,011	2,480		6,549
Issuance of long-term debt	365,000	—	—	—	365,000
Issuance of senior subordinated notes	275,000	—	—	—	275,000
Debt acquisition costs	(17,631)	—	—	—	(17,631)
Repayments of long-term debt	(1,875)	—	(713)	—	(2,588)
Repayments of Predecessor debt	(114,274)	—	—	—	(114,274)
Equity contribution	163,600	—	—	—	163,600
Distributions to minority shareholders	—	—	(629)	—	(629)
Dividend distribution	(85,325)	—	—	—	(85,325)
Net cash provided by financing activities	611,375	1,011	1,254	—	613,640
Effect of exchange rate changes on cash	—	—	74	—	74
Net change in cash and cash equivalents	(28,672)	(78)	2,965	—	(25,785)
Cash and cash equivalents at beginning of period	33,214	346	15,197	—	48,757
Cash and cash equivalents at end of period	$4,542	$268	$18,162	$—	$22,972

PQ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS—PREDECESSOR
For the six weeks ended February 11, 2005
(in thousands)

	Parent	Guarantor	Nonguarantor		Consolidated
	company	subsidiaries	subsidiaries	Eliminations	total
Net cash (used) provided by operating activities	$(13,974)	$418	$6,591	$—	$(6,965)
Cash flows from investing activities:
Purchases of property, plant and equipment	(1,165)	(73)	(1,120)	—	(2,358)
Net cash used for investing activities	(1,165)	(73)	(1,120)	—	(2,358)
Cash flows from financing activities:
Revolver and notes payable	46,108	—	—	—	46,108
Cash overdrafts	(904)	(347)	—	—	(1,251)
Proceeds from issuance of treasury stock	1,161	—	—	—	1,161
Purchase of stock	(47)	—	—	—	(47)
Net cash provided by financing activities	46,318	(347)	—	—	45,971
Effect of exchange rate changes on cash	—	—	(700)	—	(700)
Net change in cash and cash equivalents	31,179	(2)	4,771	—	35,948
Cash and cash equivalents at beginning of period	2,035	348	10,426	—	12,809
Cash and cash equivalents at end of period	$33,214	$346	$15,197	$—	$48,757

PQ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS—PREDECESSOR
For the year ended December 31, 2004
(in thousands)

	Parent	Guarantor	Nonguarantor		Consolidated
	company	subsidiaries	subsidiaries	Eliminations	total
Net cash provided by operating activities	$63,469	$2,473	$21,985	$—	$87,927
Cash flows from investing activities:
Proceeds from sale of capital assets	2,153	—	48	—	2,201
Purchases of property, plant and equipment	(14,779)	(2,527)	(18,203)	—	(35,509)
Net cash used for investing activities	(12,626)	(2,527)	(18,155)	—	(33,308)
Cash flows from financing activities:
Notes payable	(6,500)	—	(55)	—	(6,555)
Cash overdrafts	(1,027)	330	—	—	(697)
Repayments of long-term debt	(26,233)	—	(2,774)	—	(29,007)
Proceeds from issuance of treasury stock	2,061	—	—	—	2,061
Purchase of stock	(4,924)	—	—	—	(4,924)
Distributions to minority interest	—	—	(561)	—	(561)
Cash dividends	(13,562)	—	82	—	(13,480)
Net cash (used in) provided by financing activities	(50,185)	330	(3,308)	—	(53,163)
Effect of exchange rate changes on cash	—	8	561	—	569
Net change in cash and cash equivalents	658	284	1,083	—	2,025
Cash and cash equivalents at beginning of year	1,377	64	9,343	—	10,784
Cash and cash equivalents at end of year	$2,035	$348	$10,426	$—	$12,809

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.        CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were functioning effectively to accomplish their objectives as of December 31, 2006.

In connection with the preparation of the Company’s annual financial statements for the year ended December 31, 2005, management identified and reported to the Audit Committee of the Board of Directors two control deficiencies that constituted material weaknesses in internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Had we performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act, additional control deficiencies may have been identified and those control deficiencies could have also represented one or more material weaknesses. We communicated to our Audit Committee of the Board of Directors the following material weaknesses:

1.                Insufficient tax expertise to properly prepare the accounting required under SFAS No. 109, “Accounting for Income Taxes”

2.                Insufficient controls over accounting for LIFO inventory in a business combination

(b) Changes in Internal Control over Financial Reporting

The Company has taken the following measures to strengthen our internal control over financial reporting in order to remediate the two material weaknesses described above.

1.                Insufficient tax expertise to properly prepare the accounting required under SFAS No. 109, “Accounting for Income Taxes.”  The following actions were implemented in an effort to remediate the control deficiencies that contributed to the material weakness related to our insufficient tax expertise to properly prepare the accounting required under SFAS No. 109, “Accounting for Income Taxes.”

•        The engagement of outside tax experts to assist with the preparation of the tax provision in accordance with SFAS No. 109 and to supplement our overall level of tax expertise.

•        Re-design and implementation of controls surrounding the preparation and review of the tax provision and related disclosures.

•        Initiated searches for internal resources with the goal of hiring additional accounting and tax personnel to augment our existing finance staff.

As a result, management has concluded that this material weakness has been remediated.

2.                Insufficient controls over accounting for LIFO inventory in a business combination. The following actions were implemented in an effort to remediate the control deficiencies that contributed to the material weakness related to our insufficient controls over accounting for LIFO inventory in a business combination.

•        Re-design and implementation of controls surrounding the accounting for LIFO inventory in a business combination and related disclosures.

•        The hiring of additional accounting and financial reporting personnel to augment our existing finance staff.

As a result, management has concluded that this material weakness has been remediated.

There have been no other changes in our internal control over financial reporting during the year ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION

None.

Part III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table provides the names and position of our directors and executive officers and their ages as of April 2, 2007:

Name	Age	Position(s)
Michael R. Boyce	59	Chairman of the Board of Directors, Chief Executive Officer and President
James P. Cox	53	Chief Financial Officer, Treasurer and Vice President
William J. Sichko, Jr.	53	Chief Administrative Officer, Secretary and Vice President
Erwin J. Goede	49	Vice President and President—Chemicals Europe, Asia and Australia
Paul Ferrall	50	Vice President and President—Chemicals for the Americas
John Lau	52	Vice President and General Manager—Silica Catalyst and Zeolyst International
Scott Randolph	44	Vice President and President—Potters division
Arnold L. Chavkin	55	Director
Barry Goldstein	64	Director
Stephen V. McKenna	38	Director
Peter Savage	63	Director
Timothy J. Walsh	43	Director

Michael R. Boyce became the Chairman of our Board of Directors, Chief Executive Officer and President following the consummation of the Transactions. Pursuant to our employment agreement with Mr. Boyce he will serve as our Chief Executive Officer for an initial five year term. From 1998 to 2004, Mr. Boyce was the Chairman and Chief Executive Officer of Peak Investments, LLC. Prior to April 1998; he was President & Chief Operating Officer of Harris Chemical Group and Chief Executive Officer of Penrice Soda Products Pty. Ltd. in Australia. Before joining Harris Chemical Group, he was with General Chemical, where he spent two years as Vice President and General Manager of its Industrial Chemicals division. Prior to that, he was President of Catalyst Resources, Inc., a subsidiary of Phillips Petroleum Company which manufactures polypropylene and polyethylene polymerization catalysts. From 1983 through 1986, he was Vice President and General Manager of Sylvachem Corporation, a wholly owned subsidiary of SCM Corporation, a company active in specialty chemicals. Earlier in his career, he was with Union Carbide, where he held a variety of positions in business management, sales & marketing, and manufacturing. Mr. Boyce also serves as a director on the boards of several private companies.

James P. Cox became Chief Financial Officer, Treasurer and Vice President in April 2005. In 2003, Mr. Cox was appointed Director of Finance. Mr. Cox assumed responsibility for all of PQ’s financial reporting, as Manager of Corporate Financial Reporting in December 1994, with the consolidation of Potters and PQ’s corporate finance departments in Valley Forge. Prior to assuming these responsibilities, Mr. Cox held a number of increasingly responsible financial management positions within the Potters organization, beginning in 1975, leading to his appointment as Controller in 1989.

William J. Sichko, Jr. became Chief Administrative Officer, Secretary and Vice President responsible for Legal, Health, Safety and Environmental compliance and Human Resources following the consummation of the Transactions. Prior to that, Mr. Sichko was Chief Administrative Officer with Peak Investments, LLC. From 1991 through 1998, he held management positions with Harris Chemical Group and IMC Global (following IMC Global’s acquisition of Harris Chemical) including serving as Senior Vice

President of Human Resources from 1996 to 1998. From 1987 to 1991, Mr. Sichko was a manager with General Chemical.

Erwin J. Goede became Vice President and President of Chemicals Europe, Asia and Australia in November 2006. Mr. Goede joined PQ in August 2001 as President of PQ Europe. In 1995, Mr. Goede joined Akzo Nobel’s Polymer Chemicals Unit. Mr. Goede held roles of increasing responsibility with Akzo’s Polymer Chemicals Unit, including European Business Manager for Peroxides and Global Business Manager for Specialty Monomers. In 1990, Mr. Goede became Finance Director for Akzo-PQ Silica, a joint venture between us and Akzo Nobel that produced and marketed silica-based products in Europe. From 1986 to 1990, Mr. Goede held a variety of senior level financial positions with Akzo Nobel.

Paul Ferrall became Vice President and President of Chemicals for the Americas in November 2006. Mr. Ferrall had joined PQ in August 2005 as Senior Vice President of Global Plan Operations for the Chemicals division. Before joining PQ, Mr. Ferrall had been President of Peak Chemical and Sulfur. From 1995 to 2000, Mr. Ferrall held several management positions with Harris Chemical and IMC Global, including Vice President of its Soda Products business. From 1978 to 1995, Mr. Ferrall held various positions of responsibility in engineering, operations, finance, sales and business management with Allied Chemical.

John Lau became Vice President and General Manager of Silica Catalyst and Zeolyst International in November 2006. Dr. Lau had joined PQ in July 1996 to lead its Exploratory Research department with the mission to develop new growth opportunities. Dr. Lau was appointed Vice President of Research and Development in 1998 and Vice President of Strategic Planning in 2005. Prior to joining PQ, Dr. Lau held various research and management positions at W.R. Grace & Co. from 1984 to 1996. From 1982 to 1984, Dr. Lau was a research fellow at the University of California Los Angeles.

Scott Randolph became Vice President and President of the Potters division in April of 2005 after joining PQ as Senior Vice President Strategic Planning. From 2000 to 2005, Mr. Randolph held the position of Chief Financial Officer with Peak Investments, LLC. From 1990 to 2000, Mr. Randolph held a number of management positions with Harris Chemical Group and IMC Global Inc. following IMC Global’s acquisition of Harris. Mr. Randolph’s last position with IMC Global was General Manager of the Worldwide Boron Business.

Arnold L. Chavkin became a director following the consummation of the Transactions and is serving a three year term. Mr. Chavkin was a Partner and Chief Investment Officer of J.P. Morgan Partners, LLC and its predecessor firms from 1990 until his retirement from J.P. Morgan Partners, LLC in July 2006. From 1985 to 1990, Mr. Chavkin was a member of Chemical Bank’s merchant banking group and a generalist in its corporate finance group specializing in mergers and acquisitions and private placements. Mr. Chavkin is currently a director of Noble Environmental Power, LLC.

Barry Goldstein became a director in September 2005 and is serving an initial three year term. He is serving as Chairman of the Audit Committee. From 1987 to 2000, Mr. Goldstein was Chief Financial Officer of Office Depot, Inc. Before joining Office Depot, Mr. Goldstein was a partner at Grant Thornton. Mr. Goldstein also serves on the board of directors of Interline Brands, Inc.

Stephen V. McKenna became a director following the consummation of the Transactions and is serving a three year term. Mr. McKenna is currently a Managing Director of CCMP Capital Advisors, LLC, a private equity firm formed in August 2006 by the former buyout/growth equity investment team of J.P. Morgan Partners, LLC, a private equity division of JPMorgan Chase & Co. Mr. McKenna had been a Partner with J.P. Morgan Partners since 2005. Prior to joining J.P. Morgan Partners in 2000, Mr. McKenna worked in the Investment Banking Group of Morgan Stanley & Co., Incorporated from 1999 to 2000 and in the Mergers & Acquisitions Group of J.P. Morgan & Co. Incorporated from 1996 to 1999.

Mr. McKenna serves on the board of directors of Pliant Corporation, Jetro JMDH Holdings, Inc., and Generac Power Systems, Inc.

Peter Savage became a director in September 2005 and is serving an initial three year term. He is serving as Chairman of the Health, Safety and Environment Committee. From 1987 to 1994, Mr. Savage was a director of Harrisons & Crosfield, plc and Managing Director of Harcros Chemical Group. Mr. Savage also held the position of European Business Director for Rohm & Haas Co. from 1985 to 1987. Before joining Rohm & Haas, Mr. Savage held various international leadership positions with Esso (Exxon) Chemical including serving on the United Kingdom board of directors responsible for United Kingdom manufacturing operations from 1980 to 1984. Mr. Savage currently serves as chairman on the board of directors of Harcros Chemicals Inc. and was chairman of Albion Chemicals Group from 2001 until its sale in June 2006.

Timothy J. Walsh became a director following the consummation of the Transactions and is serving a three year term. He will serve as Chairman of the Compensation Committee. Mr. Walsh is a Managing Director of CCMP Capital Advisors, LLC, a private equity firm formed in August 2006 by the former buyout/growth equity investment team of J.P. Morgan Partners, LLC, a private equity division of JPMorgan Chase & Co. Mr. Walsh had been a Partner with J.P. Morgan Partners since 2000. From 1993 to 1999, Mr. Walsh held various positions with a predecessor of J.P. Morgan Partners in Europe and North America. Prior to 1993, he was a Vice President of The Chase Manhattan Corporation. Mr. Walsh is also a director of Better Minerals & Aggregates Company, Metokote Corporation, Pliant Corporation, and Generac Power Systems, Inc.

Committees of the Board of Directors

Our Board of Directors has an Audit Committee, Health, Safety and Environment Committee and Compensation Committee. Each committee operates under charters that have been adopted by the Board of Directors.

Audit Committee

The duties and responsibilities of the Audit Committee include recommending the appointment or termination of the engagement of independent registered public accounting firms, otherwise overseeing the independent auditor relationship and reviewing significant accounting policies and controls. The Board of Directors has selected Mr. Goldstein as chairman of the Audit Committee and has determined that he qualifies as an Audit Committee “financial expert” within the meaning of SEC rules and regulations. Mr. Goldstein and Mr. McKenna served as members of the Audit Committee during 2006.

The Audit Committee has reviewed and discussed the audited financial statements for the year ended December 31, 2006 with management. The Audit Committee has discussed with the independent registered public accounting firm the matters required to be discussed by the statement on Auditing Standards No. 61, as amended, as adopted by the Public Company Accounting Oversight Board in Rule 3200T. The Audit Committee has received the written disclosures and the letter from the independent registered public accounting firm required by Independence Standards Board Standard No. 1, as adopted by the Public Company Accounting Oversight Board in Rule 3600T, and has discussed with the independent registered public accounting firm the independent registered public accounting firm’s independence. Based on the review and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the company’s annual report on Form 10-K for the year ended December 31, 2006.

Health, Safety and Environment Committee

The purpose of the Health, Safety and Environment (HS&E) Committee is to assist the Board of Directors in fulfilling its responsibilities to provide global oversight and support of Company’s health, safety and environment policies, programs and initiatives. The Board of Directors has selected Mr. Savage as chairman of the HS&E Committee. Mr. Savage and Mr. Boyce served as members of the HS&E Committee during 2006.

Compensation Committee

The duties and responsibilities of the Compensation Committee include reviewing and approving the compensation of officers and directors except that the compensation of officers serving on any such committee will be determined by the full Board of Directors. The Board of Directors has selected Mr. Walsh as chairman of the Compensation Committee. Mr. Walsh and Mr. Boyce served as members of the Compensation Committee during 2006. The compensation of all officers other than our President, Mr. Boyce, is approved by the board of directors based on recommendations by Mr. Boyce and the Compensation Committee. Mr. Boyce’s compensation is determined by the Board of Directors upon the recommendation of the Compensation Committee.

JPMorgan Partners controls the majority of our common stock and, therefore, has the power to control our affairs and policies and the election of our directors and the appointment of our management.

Board Structure and Compensation

The Board of Directors is currently comprised of five directors and the chairman, Mr. Boyce. The members of the board of directors are reimbursed for their out-of-pocket expenses. We pay each non-employee director that is not an affiliate of JPMorgan Partners an annual retainer of $40,000 paid in advance in quarterly installments for their services on our Board of Directors. In addition, we pay the chairman of the Audit Committee and Health, Safety and Environment Committee an additional $10,000 per year for their services on their respective committees.

Compensation Committee Interlocks and Insider Participation

Mr. Boyce and Mr. Walsh served as members of the Compensation Committee during 2006. During 2006, none of the executive officers or Directors of the Company were members of the board of directors, or any committee thereof, of any other entity such that the relationship would be construed to constitute a committee interlock within the meaning of the rules of the Securities and Exchange Commission.

Code of Conduct

We have adopted a business conduct policy that applies to all employees and non-employee directors, which includes the code of ethics of our chief executive officer, our chief financial officer, and principal accounting officer. Our code of conduct, which includes our code of ethics, has been designed to communicate our commitment to ethical business conduct and to provide guidance to employees so that they may apply these principles in the daily performance of their job responsibilities. Our code of conduct is posted on our website at www.pqcorp.com.

Copies of our business conduct policy are also available at no cost to any person upon request. Any such request should include the name and mailing address of the person making the request, which should be directed to:

PQ Corporation
P.O. Box 840

Valley Forge, PA 19482-0840
Attention:  Vice President of Human Resources

ITEM 11.         EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

The Company’s management and the Compensation Committee of the Board of Directors have developed an executive compensation program to attract, motivate, and retain key executives and to reward executives with the goal of creating stockholder value. Our program outlines certain principles and guidelines to foster a performance-oriented environment by aligning a significant portion of each executive’s compensation to the achievement of performance targets that are important to the Company and to its stockholders.

Embodied in the Compensation Committee charter are specific guiding principles related to executive compensation. Specifically, executive compensation programs should be equitable, effective, and aligned with corporate strategy to create stockholder value through superior corporate performance; focused on promoting competitive levels of compensation so as to better ensure retention of valued management expertise required to lead the business; and designed to reward our executives for positive financial performance.

The Compensation Committee charter allows the Compensation Committee, when appropriate, to seek advice from professional sources with expertise in executive compensation practices in order to obtain an independent view of current market trends and best-in-class practices, which may be considered appropriate to further support the achievement of the Company’s overall executive compensation strategy.

The Company’s executive compensation program has the following primary elements: base salary, incentive cash bonus, and equity awards. The base salary is targeted to ensure that we can attract and retain the right level of talent to sustain the continued growth of the Company. Base salary is reviewed annually and adjusted based on the individual’s performance in their specific job as well as the achievement of their annual key goals. The incentive cash bonus program addresses the annual, shorter-term goals related to Company performance. It is linked to the key metrics used to judge the overall performance of the Company: Adjusted earnings before income tax, depreciation, and amortization (“Adjusted EBITDA”). To further ensure line-of-sight connectivity to each participants responsibilities, the Adjusted EBITDA metric has a portion associated with the performance of individual’s business unit. This dual focus aligns the success of the overall Company with their more immediate business goals. Finally, the equity awards of the compensation program add in the balance of long-term value creation and growth focus. The equity realization has two levels, time and overall performance. The combination of these three elements reinforce the overall performance based theme which is the goal of our executive compensation program.

Base Salary

We establish base salaries for our executives commensurate with the scope of their responsibilities and consider competitive market compensation paid by companies in our competitive peer group for similar positions. Generally, we target executive base salaries to be at or near the median range for salaries of executives in comparative companies, industries and with similar compensation philosophies as ours.

We have established a process within the Compensation Committee for the review and approval of executive base salaries and make appropriate adjustments, as required. Factors used in making those decisions for adjustment include:  performance of the individual executive, scope of responsibility and/or changes, overall salary budget set for the Company for the given year, and the overall potential cash compensation of the executive when combined with their incentive plan opportunity.

Incentive Cash Bonus

The Company implemented an incentive cash bonus plan which provides our executives, along with other key employees, the opportunity to earn additional performance based cash compensation each year. We believe that our executive compensation reflects our overall compensation philosophy, which is to provide opportunity to earn significant cash compensation in a year when there is significant stockholder value created and positive financial performance is achieved.

For 2006, the incentive cash bonus targets for executives ranged from 30% to 50%, with the Chief Executive Officer targeted at 100%. These targets are aligned to an Adjusted EBITDA metric that is specific, from a line of sight perspective, to the part of the business for which the executive has responsibility. The current incentive cash bonus plan is designed so the results and payout mechanics are almost exclusively quantitative, making the plan clear for the participants to understand and simple for the Company to administer.

Equity Awards

Our general compensation philosophy is based on creating a feeling of personal ownership for our executive management team. To encourage this perspective and balance the short-term focus of the incentive cash bonus plan, certain of our executive officers have been offered restricted share opportunities by our sole stockholder, Holdings.

Similar to the range of target percentages used in the incentive cash bonus plan, restricted share grants are of differing quantities, dependent on the executive’s roles and responsibilities.

The restricted share grants have a time-vesting component (half of the shares vest in equal 20% increments over 5 years) with an accelerator trigger in the event of a change in control or initial public offering of stock. They also have a second vesting element based on performance hurdles. These performance based shares also have a similar change in control or initial public offering of stock trigger.

The restricted share grants have a time-vesting component equal to 50% of the grant: 20% of this time-vesting component of the grant vests annually, subject to the executive’s continued service with the Company and subject to 100% vesting upon the earlier of an initial public offering of stock or change in control, and subject to accelerated vesting upon certain specified events of termination of service; and the vesting of 50% of each grant is based on performance measures at the time of an initial public offering of stock or change in control. Dividends, if any, declared on the restricted stock will be payable to the executive whether or not the stock is then vested.

Defined Benefit Plans

The Company sponsors defined benefit pension plans covering substantially all employees in the U.S. and Canada and certain employees at its subsidiaries outside of North America. Benefits for a majority of the Plans are based on average final pay and years of service. The Company’s funding policy, consistent with statutory requirements, is based on actuarial computations utilizing the projected unit credit method of calculation. As a result of an amendment approved in 2004, employees hired after July 1, 2004 are not eligible to participate in the U.S. defined benefit plan but instead are enrolled into a defined contribution plan. In 2005, the Company’s Board of Directors approved amendments to the U.S. and Canada defined benefit pension plans. As a result, all future accruals were frozen in the U.S. and credited service as of January 1, 2007 was frozen in Canada, and employees under both plans will instead receive a new discretionary Company contribution based on a percentage of pay to the defined contribution plan.

The Company has defined benefit supplementary retirement plans which includes benefits, for certain U.S. employees, in excess of qualified plan limitations. The plans are unfunded and obligations are paid out of the Company’s general assets, including assets held in a trust.

The Company sponsors unfunded plans to provide certain health care benefits to retired employees. These plans cover substantially all employees in the U.S. and Canada. Generally, the plans pay a stated percentage of medical expenses reduced by deductibles and other coverage. Effective January 1, 2004, the Company changed its retiree medical plan in the U.S. These changes were adopted at the beginning of 2003. These changes created a new indemnity plan for all participants retiring after 2003 and all bonus—eligible participants retiring during the period beginning 1995 and ending in 2003. All other retirees are grandfathered under their current plans. In addition, all employees hired on or after January 1, 2003 will not be eligible for medical benefits when they retire. In 2005, the Company’s Board of Directors approved an amendment to the U.S. and Canada retiree health plans which will eliminate postretirement benefits for employees retiring after January 1, 2007.

Profit Sharing and Defined Contribution Plans

The Company has certain profit sharing plans to cover eligible employees of the Company and certain subsidiaries. The profit sharing plans are qualified plans and they provide annual discretionary company contributions, subject to Board of Directors approval, based on the Company’s previous year’s financial performance. Discretionary company contributions cliff vest over 3 years. In 2005, the Company’s Board of Directors approved an amendment to the U.S. and Canadian profit sharing plans to indefinitely suspend Company contributions effective January 1, 2007.

The Company has a Section 401(k) Savings Plan (the “401(k) Plan”) to cover eligible employees of the Company and certain subsidiaries. The 401(k) Plan permits eligible employees of the Company to defer up to 15% of their annual base salary, subject to certain limitations imposed by the Internal Revenue Code. The employees’ elective deferrals are immediately vested and non-forfeitable upon contribution to the 401(k) Plan. The Company currently makes matching contributions to the 401(k) Plan in an amount equal to $.50 for each dollar of participant deferrals, up to a maximum of 3% of the participant’s annual salary and subject to certain other limits. Plan participants vest over a 3 year period in the amounts contributed by the Company. Employees are eligible to participate in the 401(k) Plan immediately upon employment with the Company.

The Company has established a personal retirement account under the Company’s 401(k) plan. The personal retirement account is a separate account under which eligible participants are credited with a Company contribution of 3% of eligible earnings. In 2005, the Company’s Board of Directors approved an amendment to the personal retirement account to increase the base contribution to 4% of eligible earnings, and also provide additional  transition contributions for employees who met certain age, service and point requirements as of December 31 2006   In 2006, personal retirement account contributions under the Company’s 401(k) plan cliff vest after five years or upon a change in control. Similar defined contribution based programs have been established in the United Kingdom in 2006 and in Canada in 2007.

Other Elements of Compensation and Perquisites

In line with our overall compensation philosophy, the executive benefits offered are identical to those offered to all other employees.

Report of the Compensation Committee of the Board of Directors

The following report has been submitted by the Compensation Committee of the Board of Directors:

The Compensation Committee of the Board of Directors has reviewed and discussed the Company’s Compensation Discussion and Analysis with management. Based on this review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission.

The foregoing report was submitted by the Compensation Committee of the Board and shall not be deemed to be “soliciting material” or to be “filed” with the Commission or subject to Regulation 14A promulgated by the Commission or Section 18 of the Securities Act of 1934.

Respectfully submitted,
Timothy J. Walsh, Chairman
Michael R. Boyce

Summary Compensation Table

The following table sets forth information regarding compensation earned during 2006 by our Chief Executive Officer, our Chief Financial Officer, and our four other most highly compensated executive officers, who we refer to collectively as our Named Executive Officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards(4) ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation(1) ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation(2) ($)	Total($)
Michael R. Boyce Chairman, Chief Executive Officer, and President	2006	$522,917	$—	$32,740	$—	$800,722	$—	$13,200	$1,369,579
James P. Cox Chief Financial Officer, Treasurer, and Vice President	2006	217,271	—	5,457	—	222,784	129,075	6,518	581,105
Michael R. Imbriani Vice Chairman and President—Chemicals Division(3)	2006	352,479	—	—	—	315,142	227,243	1,954,226	2,849,090
Erwin J. Goede President—PQ Chemicals Europe, Asia and Australia	2006	318,205	—	4,365	—	208,604	36,484	32,039	599,697
Scott Randolph Vice President of PQ and President—Potters Division	2006	249,174	—	10,913	—	263,489	—	13,200	536,776
William J. Sichko, Jr. Chief Administrative Officer, Secretary, and Vice President	2006	249,174	—	10,913	—	263,489	—	13,200	536,776

(1)                Compensation from the annual bonus plan is listed for the year in which the performance is measured. Payments under the annual bonus plan are generally made in the first quarter of the following year and the employee generally must be employed on the payment date to receive any bonus. The plan generally requires the attainment of a stated minimum operating result for payments to be earned.

(2)                All other compensation in fiscal year 2006 represents the following: a)  Company matching contributions under the PQ 401(k) Plan for Mr. Boyce of $6,600; for Mr. Cox of $6,518; for Mr. Randolph of $6,600; for Mr. Sichko of $6,600; and for Mr. Imbriani of $6,600, b) Company contributions to the individual’s personal retirement account under the Company’s 401(k) Plan for Messrs. Boyce, Randolph and Sichko of $6,600, $6,600 and $6,600, respectively, c) 2006 portion of the retention bonus for Mr. Imbriani of $479,000 as part of his Transition agreement, d) separation payment for Mr. Imbriani of $654,603 as part of his Transition agreement, e) estimated 2007 and 2008 bonus of $585,614 for Mr. Imbriani as part of his Transition agreement, and f) annual auto lease fee of €21,625 (approximately $28,500) for a company car for Mr. Goede.

(3)                Mr. Imbriani, our former Vice Chairman and President—Chemicals Division, retired effective December 31, 2006.

(4)                See Note 19 in “Item 8. Financial Statements and Supplementary Data” for details on stock-based compensation and the assumptions used in determining the fair value of the stock awards.

Grants of Plan-Based Awards Table

The table below shows amounts payable under the Company's annual cash incentive plan for 2006.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)
Michael R. Boyce	Not applicable	Not applicable	$522,917	$800,722
James P. Cox	Not applicable	Not applicable	97,772	222,784
Michael R. Imbriani	Not applicable	Not applicable	176,240	315,142
Erwin J. Goede	Not applicable	Not applicable	111,372	208,604
Scott Randolph	Not applicable	Not applicable	124,587	263,489
William J. Sichko, Jr.	Not applicable	Not applicable	124,587	263,489

No payment is made for performance below the Adjusted EBITDA target amount. The Target amount reported above reflects the amount payable if the Adjusted EBITDA target is met, and the target for each executive is a percentage of 2006 earned salary.  There is no maximum specified under the plan. If performance exceeds the Adjusted EBITDA target, a pool is created consisting of 0.25 dollars for each dollar above target and that pool is allocated among participants (which includes key employees other than the Named Executive Officers) proportionately (based on the ratio of the participant's target bonus percentage to the sum of all eligible participants' target bonus percentages). The Maximum amount reported above reflects the actual amount payable to the executive for 2006 performance.

Outstanding Equity Awards at Fiscal Year-end Table

The following table sets forth information regarding the outstanding equity awards that have been granted but remain unvested for our Named Executive Officers as of December 31, 2006:

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested(1) (#)	Market Value of Shares or Units of Stock That Have Not Vested(3) ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested(2) (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested(3) ($)
Michael R. Boyce	2,400	$2,908,800	3,000	$3,636,000
James P. Cox	400	484,800	500	606,000
Michael R. Imbriani	—	—	—	—
Erwin J. Goede	320	387,840	400	484,800
Scott Randolph	800	969,600	1,000	1,212,000
William J. Sichko, Jr.	800	969,600	1,000	1,212,000

Holdings granted restricted shares during 2005 of its Class A Common Stock to certain of our Named Executive Officers as follows: Mr. Boyce—6,000 shares; Mr. Cox—1,000; Mr. Goede—800 shares Mr. Randolph—2,000 shares; and Mr. Sichko—2,000 shares. The amount paid by each of these individuals for such restricted stock was not less than the fair market value (as determined by the board of directors of Holdings) on the date of purchase. Dividends, if any, declared on the restricted stock will be payable to the executive whether or not the stock is then vested.

(1)          This portion of the grants vest as follows: 10% of each grant vests on February 11 in each year 2006-2010, subject to the executive’s continued service with Holdings and its subsidiaries on such date and subject to 100% vesting upon the earlier of an initial public offering of stock by, or change in control of, Holdings, and subject to accelerated vesting upon certain specified events of termination of service.

(2)          The vesting of this portion of the grants (the Equity Incentive Plan Awards) is based on performance measures at the time of an initial public offering of stock by, or earlier change in control of, Holdings.

(3)          There is no public market for the common stock of Holdings. The market value reported reflects the board of directors’ good faith determination of fair market value for its Class A common stock as of December 31, 2006 of $1,212 per share.

Option Exercises and Stock Vested Table

The following table sets forth the number of shares of stock that vested for our Named Executive Officers during 2006 and the aggregate dollar amount by our Named Executive Officers upon the vesting of the stock:

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value on Vesting(1) ($)
Michael R. Boyce	600	$342,000
James P. Cox	100	57,000
Michael R. Imbriani	—	—
Erwin J. Goede	80	45,600
Scott Randolph	200	114,000
William J. Sichko, Jr.	200	114,000

(1)          There is no public market for the common stock of Holdings. The market value reported reflects the board of directors’ good faith determination of fair market value for its Class A common stock as of February 11, 2006 of $570 per share.

Pension Benefits Table

The following table sets forth information regarding the pension benefits of our Named Executive Officers during 2006:

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Michael R. Boyce		—	$—	$—
James P. Cox	PQ Corporation Retirement Plan (Qualified Plan)	32	551,831	—
	PQ Corporation Retirement Benefits Restoration Plan	32	128,561	—
Michael R. Imbriani	PQ Corporation Retirement Plan (Qualified Plan)	34	1,005,032	—
	PQ Corporation Retirement Benefits Restoration Plan	34	1,551,749	—
Erwin J. Goede	Pension Plan of PQ Netherlands B.V.	5	267,528	—
Scott Randolph		—	—	—
William J. Sichko, Jr.		—	—	—

The present value of the accumulated benefit has been determined assuming benefits commence as of each executive’s earliest retirement age at which they are entitled to unreduced benefits in total from both plans (later of age 62 or current age) and the same actuarial assumptions used for financial disclosure requirements for the pension plans. Specifically, the mortality assumption is based on the RP2000

Mortality Table projected to 2005 for healthy males and females, and a discount rate of 5.90% has been used in the calculation of the present value at December 31, 2006. However, no decrements have been applied prior to the earliest unreduced retirement date. For the calculation of the present value at December 31, 2005 the mortality was based on the RP2000 Mortality Table with no projection for healthy males and females, and a discount rate of 5.60% was used.

As an employee of PQ Nederland B.V., a subsidiary of ours, Mr. Goede participates in a separate defined benefit pension program in the Netherlands. The retirement age under this program is 65 and the pension benefit is calculated using a career average pay formula. For the year ended December 31, 2006, the discount rate used was 4.50%. For the pensionable salary in excess of 178,000 euros, a defined contribution system is in place. The projected value at retirement age is subject to the collective benefit calculation stipulated by the plan.

Nonqualified Deferred Compensation

The following table sets forth information regarding non-qualified deferred compensation for our Named Executive Officers during 2006:

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Earnings in Last FY ($)	Aggregate Balance at Last FYE ($)
Michael R. Boyce	$—	$26,619	$—	$—	$34,069
James P. Cox	—	—	—	—	—
Michael R. Imbriani	—	—	—	—	—
Erwin J. Goede	—	—	—	—	—
Scott Randolph	—	4,768	—	—	5,068
William J. Sichko, Jr.	—	4,768	—	—	5,068

The Company has established a personal retirement account “excess plan.” The personal retirement account excess plan is a non-qualified, unfunded plan under which eligible participants are credited with the amount of personal retirement account contributions based on compensation in excess of the maximum level of compensation taken in account under the 401(k) plan. In 2006, personal retirement account contributions under the Company’s 401(k) excess plan cliff vest after five years or upon a change in control. Company contributions for the personal retirement account under the Company’s 401(k) excess plan are recorded in selling, general, and administrative expense in the period incurred.

Director Compensation Table

The following table sets forth a summary of the compensation we paid to our non-employee directors in 2006:

Name	Fees Earned or Paid in Cash(1) ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Barry Goldstein	$50,000	$—	$—	$—	$—	$—	$50,000
Arnold L. Chavkin	—	—	—	—	—	—	—
Stephen V. McKenna	—	—	—	—	—	—	—
Timothy J. Walsh	—	—	—	—	—	—	—
Peter Savage	50,000	—	—	—	—	—	50,000

(1)          We pay each non-employee director that is not an affiliate of JPMorgan Partners an annual retainer of $40,000 paid in advance in quarterly installments for their services on our Board of Directors. In addition, we pay the chairman of the Audit Committee and Health, Safety and Environment Committee an additional $10,000 per year for their services on their respective committees.

Employment, Severance Change in Control Agreements

Employment Agreement with Michael R. Boyce.   Effective February 11, 2005, we entered into an employment agreement with Michael R. Boyce whereby Mr. Boyce will serve as our Chief Executive Officer, for an initial term of five years from such date. Thereafter, the employment term may be extended for one or more additional one-year period(s) by mutual agreement of us and Mr. Boyce not later than 90 days prior to the expiration of the initial term or any extension term. Pursuant to the agreement Mr. Boyce will receive annual base salary in the amount of $500,000, or such higher rate as our Board or Compensation Committee may designate from time to time and Mr. Boyce will also be eligible to receive an annual bonus according to a formula based on performance goals established each year with a target equal to 100% of Mr. Boyce’s annual base salary. The agreement further provides that in the event that Mr. Boyce’s employment is terminated by us without “cause” or by Mr. Boyce with “good reason,” and subject to his execution of a release, Mr. Boyce will be entitled to severance compensation  of (i) eighteen months continued base salary, (ii) a pro rata share of the bonus that would have been payable in respect of the calendar year in which his employment terminates; (iii) the amount of any unpaid bonus in respect of years ending prior to the year of termination and (iv) 150% of the bonus paid to Mr. Boyce in the most recently completed fiscal year prior to the year of termination. “Good Reason” means any of the following events without the prior consent of the executive:  (i) a material reduction in his authority, duties and responsibilities, excluding isolated or immaterial actions or (ii) a reduction in the base salary or target bonus percentage or any failure by us to provide any material payment or benefit under this Employment Agreement; provided, however, that the executive must provide us with at least 30 days’ prior written notice not later than the 30th day following the occurrence of the event constituting Good Reason and we have the opportunity to remedy the alleged violation during such 30 day notice period. In addition, Mr. Boyce may resign his employment with good reason (as defined in his employment agreement) upon 30 days’ prior written notice not later than 90 days following the occurrence of a Change in Control. “Cause” is defined as the executive’s (i) failure to observe any material Company policies and material policies of subsidiaries generally applicable to executives of the Company and/or its subsidiaries of which the executive has notice; (ii) gross negligence or willful misconduct in the performance of his duties or willful disregard of his duties; (iii) commission of any act which results in his conviction, or plea of guilty or no contest to, a felony, or commission of any act involving moral turpitude, fraud or theft; (iv) material breach of the employment agreement, or any subscription, restricted stock or stockholders agreement relating to our stock or the stock of Holdings or (v) any acts of dishonesty intended to result in substantial enrichment, at our expense, of the Executive or any other person.

In the event that his employment is terminated by reason of his death or disability, Mr. Boyce (or his estate or beneficiaries) will be entitled to a pro rata portion of the bonus that would have been payable for the calendar year in which the termination occurs.

The employment agreement also subjects Mr. Boyce to certain non-competition and non-solicitation covenants during the employment term and until eighteen months following his employment termination date. In addition, Mr. Boyce is subject to certain confidentiality covenants.

Employment Agreement with each of William J. Sichko, Jr. and Scott Randolph.   Effective February 11, 2005, we entered into employment agreements with William J. Sichko, Jr. and Scott Randolph, each for an initial term of five years from such date. Thereafter, the terms of each employment may be extended for one or more additional one-year period(s) by mutual agreement of us and Mr. Sichko or Mr. Randolph, as the case may be, not later than 90 days prior to the expiration of the initial term or any extension term. Pursuant to the agreements Mr. Sichko and Mr. Randolph will each receive an annual base salary in the amount of $240,000, or such higher rate as our Board or Compensation Committee may designate from time to time and an annual bonus according to a formula based on performance goals established each year with a target, in each case, equal to 40% of the applicable annual base salary. The agreements further provide that in the event that Mr. Sichko’s or Mr. Randolph’s employment is terminated by us without cause or by employee with good reason, and subject to the employee’s entering into a release, such employee will be entitled to severance compensation equal to (i) eighteen months continued base salary, (ii) a pro rata share of the bonus that would have been payable in respect of the calendar year in which his employment terminates; (iii) any unpaid bonus in respect of years ended prior to the year of termination and (iv) 150% of the bonus paid to the applicable employee in the most recently completed fiscal year prior to his termination. “Cause” for each of Messrs. Sichko and Randolph has the same definition as in Mr. Boyce’s employment agreement with the addition of the executive’s failure to perform such duties as are reasonably requested by the Board which failure is not cured within thirty (30) days of receipt of written notice; “good reason” has the same definition as in Mr. Boyce’s employment agreement.

In the event employment is terminated by reason of death or disability, Mr. Sichko or Mr. Randolph (or their respective estates or beneficiaries), as the case may be, will be entitled to a pro rata portion of the bonus that would have been payable for the calendar year in which the termination occurs.

The employment agreements also subject Mr. Sichko and Mr. Randolph  to certain non-competition and non-solicitation covenants during their respective employment terms and until eighteen months following their respective employment termination dates. In addition, Messrs. Sichko and Randolph are each subject to certain confidentiality covenants.

Employment Agreement with Paul Ferrall.   Effective October 1, 2005, we entered into an employment agreement with Paul Ferrall for an initial term of five years from such date. Thereafter, the terms of employment may be extended for one or more additional one-year period(s) by mutual agreement of us and Mr. Ferrall, not later than 90 days prior to the expiration of the initial term or any extension term. Pursuant to the agreement, Mr. Ferrall will receive an annual base salary in the amount of $200,000, or such higher rate as our Board or Compensation Committee may designate from time to time and an annual bonus according to a formula based on performance goals established each year with a target, in each case, equal to 40% of his annual base salary. The agreement further provides that in the event that Mr. Ferrall’s employment is terminated by us without cause or by employee with good reason, and subject to the employee’s entering into a release, such employee will be entitled to severance compensation equal to (i) eighteen months continued base salary, (ii) a pro rata share of the bonus that would have been payable in respect of the calendar year in which his employment terminates; (iii) any unpaid bonus in respect of years ended prior to the year of termination and (iv) 150% of the bonus paid to the applicable employee in the most recently completed fiscal year prior to his termination. “Cause” for Mr. Ferrall has the same definition as in Mr. Boyce’s employment agreement with the addition of the executive’s failure to perform such duties as are reasonably requested by the Board which failure is not cured within thirty (30) days of receipt of written notice; “good reason” has the same definition as in Mr. Boyce’s employment agreement.

In the event that his employment is terminated by reason of his death or disability, Mr. Ferrall (or his estate or beneficiaries) will be entitled to a pro rata portion of the bonus that would have been payable for the calendar year in which the termination occurs.

The employment agreement also subjects Mr. Ferrall to certain non-competition and non-solicitation covenants during the employment term and until eighteen months following his employment termination date. In addition, Mr. Ferrall is subject to certain confidentiality covenants.

Transition Agreement with Michael Imbriani.   In November 2006 we entered into a transition agreement with Mr. Imbriani, pursuant to which the Company agreed to provide Mr. Imbriani certain benefits in connection with his retirement effective on December 31, 2006. Such benefits consist of the payment, in lump sums, of: (a) a separation payment of $654,603, equal to 22 months of base salary; (b) his 2006 earned bonus, at the level calculated in accordance with the plan applicable to all participants; (c) his estimated 2007 and 2008 bonus at a base salary assumed to be $357,056 for 2007 and $297,547 for 2008, subject to adjustment in accordance with the plan; (d) a retention bonus of $958,333, equal to 23/24ths of the $1,000,000 retention bonus to which he would have been entitled on the second anniversary of his February 2005 employment agreement; (e) the cash out value of his term life policy in the amount of $27,037; (g) the present value of his company matching contributions in the 401(k) Savings Plan in the amount of $11,974; (h) the amount of $21,432, representing the equivalent value of remaining lease payments on his company vehicle; (i) reimbursement for club dues in the amount of $10,000; (j) reimbursement for financial planning assistance in the amount of $8,000; (k) vacation pay for all accrued and unused vacation for 2006; and (l) reimbursement of legal fees to a maximum of $3,000 in connection with the preparation of the transition agreement. In addition, Mr. Imbriani will continue to participate in the Company’s group health plans, or will receive a lump sum payment equal to the present value of such benefits, for the 22 months until his 65th birthday. The Company also agreed to make a tax gross-up payment in the event that excise tax is assessed on any of the amounts paid pursuant to the termination agreement. Finally, the Company paid Mr. Imbriani the sum of $70,000 in consideration for a one-year consulting agreement.

Other Arrangements.   Erwin J. Goede is party to an employment letter with us. Under the terms of the letter, Mr. Goede will be entitled to his base salary for a period of two years in the event his employment is terminated by us for any reason other than cause (as defined in the letter).

Potential Payments on Termination or Change in Control

The table below reflects the amount of compensation to each of our named executive officers in the event of termination of such executive’s employment. The amount of compensation (exclusive of accrued pension benefits, which are payable pursuant to the terms of the frozen pension plans following any termination of employment) payable to each named executive officer upon involuntary termination without cause or resignation for good reason, and termination as a result of death or disability is shown below. The employment contracts of Messrs. Boyce, Randolph and Sichko provide that a change in control constitutes good reason for the executive to terminate his employment (provided he so elects within 90 days of such event) , and thus would entitle him to certain severance benefits.

The amounts shown below assume that such termination or change of control occurred on December 31, 2006. Different payments may be applicable upon a later termination of employment. The actual amounts to be paid out can only be determined at the time of such executive’s separation from the Company.

Name	Cash Severance Payment ($)		Stock Awards ($)		Nonqualified Deferred Compensation (4) ($)	Other($)		Total($)
Michael R. Boyce (1)
Termination without Cause	$2,789,305		$6,544,800	(2)	$—	$—		$9,334,105
Termination For Good Reason (other than Change in Control)	2,789,305		—		—	—		2,789,305
Change in Control	2,789,305		6,544,800	(3)	34,069	—		9,368,174
Death or Disability	800,722		—		—	—		800,722
James P. Cox (5)
Termination without Cause	220,004		—		—	—		220,004
Termination For Good Reason (other than Change in Control)	220,004		—		—	—		220,004
Change in Control	220,004		1,090,800	(3)	—	—		1,310,804
Death or Disability	—		—		—	—		—
Michael R. Imbriani
Resignation on December 31, 2006	2,513,692	(6)	—		—	99,173	(7)	2,612,865
Erwin J. Goede (8)
Termination without Cause	680,451		—		—	—		680,451
Termination For Good Reason (other than Change in Control)	680,451		—		—	—		680,451
Change in Control	680,451		872,640	(3)	—	—		1,553,091
Death or Disability	—		—		—	—		—
Scott Randolph (1)
Termination without Cause	1,033,735		2,181,600	(9)	—	—		3,215,335
Termination For Good Reason (other than Change in Control)	1,033,735		—		—	—		1,033,735
Change in Control	1,033,735		2,181,600	(3)	5,086	—		3,220,421
Death or Disability	263,489		—		—	—		263,489
William J. Sichko, Jr. (1)
Termination without Cause	1,033,735		2,181,600	(9)	—	—		3,215,335
Termination For Good Reason (other than Change in Control)	1,033,735		—		—	—		1,033,735
Change in Control	1,033,735		2,181,600	(3)	5,086	—		3,220,421
Death or Disability	263,489		—		—	—		263,489

(1)          The cash severance payment, payable to the executive under his employment agreement, which includes 18 months of base salary, the annual bonus for 2006, and 150% of the 2006 annual bonus, is payable in equal installments over 18 months.

(2)          Depending on the date of termination, the restricted stock vests in full upon termination without cause only if the implied rate of return on Class B common stock is at least equal to 1.75 or 2.25 times the JPMP initial investment. The market value reported reflects the board of directors’ good faith determination of fair market value for its Class A common stock as of December 31, 2006 of $1,212 per share.

(3)          The time vesting restricted stock vests in full upon a change in control. If the event occurs prior to February 11, 2008, the performance vesting restricted stock vests in full only if the implied rate of return on Class B common stock is at least 2.00 times the JPMP investment; for a later occurring change in control, the percentage of the restricted stock that vests range from 25% to 100% for return rates ranging from 2.00 to 3.00 times the JPMP initial investment. The market value reported reflects the board of directors’ good faith determination of fair market value for its Class A common stock as of December 31, 2006 of $1,212 per share.

(4)          This amount includes amounts that were otherwise vested as of December 31, 2006. Payments under this plan are payable in a lump sum or installments as elected by the executive.

(5)          The cash severance amount payable to Mr. Cox represents 52 weeks of base salary.

(6)          The cash payment to Mr. Imbriani, in a lump sum, consists of: (a) a separation payment of $654,603, equal to 22 months of base salary; (b) his 2006 earned bonus, at the level calculated in accordance with the plan applicable to all participants; (c) estimated 2007 and 2008 bonus of $585,614; and (d) a retention bonus of $958,333, equal to 23/24ths of the $1,000,000 retention bonus to which he would otherwise have been entitled on the second anniversary of his February 2005 employment agreement.

(7)          Such benefits consist of: (a) the cash out value of his term life policy in the amount of $27,037; (b) the present value of his company matching contributions in the 401(k) Savings Plan in the amount of $11,974; (c) the amount of $21,432, representing the equivalent value of remaining lease payments on his company vehicle; (d) reimbursement for club dues in the amount of $10,000; (e) reimbursement for financial planning assistance in the amount of $8,000; (f) vacation pay for all accrued and unused vacation for 2006; (g) reimbursement of legal fees to a maximum of $3,000 in connection with the preparation of the transition agreement; and (h) estimated employer premium payments for medical and dental insurance coverage of $17,730 representing 22 months of coverage.

(8)          The cash severance amount payable to Mr. Goede represents 2 years of base salary.

(9)          In the event Mr. Boyce is no longer employed as of the respective date of Mr. Randolph’s or Mr. Sichko’s termination of employment, the restricted stock vests in full if the implied rate of Class B return equals at least 1.75 times the JPMP initial investment (or 2.25 times the JPMP initial investment for termination on or after February 11, 2008).

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

All of our Common Stock is held by Holdings, and its address is 1200 West Swedesford Road, Berwyn, Pennsylvania, 19312. The Common Stock of Holdings is comprised of Class A Common Stock and Class B Common Stock. The Class A Common Stock and Class B Common Stock have the same rights and privileges, rank equally and share ratably and are otherwise identical except the Class B Common Stock is the sole voting stock of Holdings. In the event that Holdings makes a distribution, the holders of Class B Common Stock are entitled to receive such distribution prior in right to the holders of Class A Common Stock up to an amount equal to each Class B Common Stock holder’s “Paid-In Capital” (the amount originally paid by each for the Class B Common Stock). Once the holders of Class B Common Stock have received distributions equal to the aggregate Paid-In Capital, then holders of Class A Common Stock and the Class B Common Stock are equally entitled to receive distributions. The following table sets forth information with respect to the beneficial ownership of the Common Stock of Holdings as of April 2, 2007:

•       each person that is a beneficial owner of more than 5% of the Common Stock;

•       each of our directors and Named Executive Officers; and

•       all of our directors and executive officers as a group.

Except as otherwise indicated in these footnotes, each of the beneficial owners listed has, or to our knowledge, sole voting and investment power with respect to the indicated shares of Common Stock.

Name of Beneficial Owner	Number of Shares of Class A and Class B Common Stock beneficially owned	% of Common Stock(1)
	# of Shares	% of Class
	Beneficial Ownership of Holdings
Funds affiliated with JPMP(2), c/o JPMP Capital Corp., 270 Park Avenue, New York, NY 10017	168,155	83.7
Stephen V. McKenna(3)	—	—
Arnold L. Chavkin(3)	—	—
Timothy J. Walsh(3)	—	—
Peter Savage(4)	272	*
Barry Goldstein(4)	272	*
Michael R. Boyce(5)	13,943	6.9
Scott Randolph(6)	2,000	1.0
William J. Sichko, Jr.(7)(8)	2,536	1.3
Michael R. Imbriani	—	—
James P. Cox(9)	1,218	*
Erwin J. Goede(10)	909	*
All executive officers and directors as a group (12 persons)(11)	23,150	11.5

  *                  Less than 1%.

(1)              Represents the aggregate ownership of the Class A and Class B Common Stock of Holdings.

(2)              The funds affiliated with JPMP are J.P. Morgan Partners (BHCA), L.P. (“BHCA”), J.P. Morgan Partners Global Investors, L.P., J.P. Morgan Partners Global Investors A, L.P., J.P. Morgan Partners Global Investors (Cayman), L.P., J.P. Morgan Partners Global Investors (Cayman) II, L.P., J.P. Morgan Partners Global Investors (Selldown), L.P. and J.P. Morgan Partners Global Investors (Selldown) II, L.P. (collectively, the “Global Fund Entities”), each of which hold 94,884 shares, 22,694 shares, 3,487 shares, 11,393 shares, 1,274 shares, 7,684 shares and 26,738 shares of Class B Common Stock, respectively. The general partner of BHCA is JPMP Master Fund Manager, L.P., and the general partner of each of the Global Fund Entities is JPMP Global Investors, L.P. JPMP Capital Corp., a wholly owned subsidiary of JPMorgan Chase & Co., is the General Partner of each of JPMP Master Fund Manager, L.P. and JPMP Global Investors, L.P. Voting and disposition decisions at JPMP Capital Corp. are made by three or more of its officers, and therefore no individual officer of JPMP Capital Corp. is the beneficial owner of the securities. The address for each of these entities is 270 Park Avenue, New York, New York 10017, except that the address of each Cayman Global Fund Entity is c/o Walkers SPV Limited, PO Box 908 GT, Walker House, George Town, Grand Cayman, Cayman Islands.

(3)              Mr. Chavkin is a Senior Advisor and Mr. McKenna and Mr. Walsh are Managing Directors of CCMP Capital Advisors, LLC (“CCMP Capital”), a private equity firm comprised of the former buyout/growth equity professionals of J.P. Morgan Partners, LLC (“JPMP”) who separated from JPMorgan Chase & Co. to form an independent private equity platform. CCMP Capital provides investment advisory services to JPMP as to the investment by BHCA and the Global Fund Entities in Holdings. Each of Messrs. McKenna, Chavkin and Walsh disclaims any beneficial ownership of any shares beneficially owned by JPMP Capital Corp. or its affiliates, except to the extent of their respective pecuniary interest therein, if any.

(4)              All shares are Class B Common Stock.

(5)              Includes 6,000 shares of Class A Common Stock held by The Michael R. Boyce Family Trust-1997 over which the trustees have dispositive control and 7,943 shares of Class B Common Stock held by PQP LLC, which Mr. Boyce may be deemed to beneficially own by virtue of his status as manager of PQP LLC.

(6)              All shares are Class A Common Stock.

(7)              Includes 2,000 shares of Class A Common Stock held by The William J. Sichko Family Trust-2005 over which the trustee has dispositive control and 536 shares of Class B Common Stock held by PQ Equity Investors LLC, which Mr. Sichko may be deemed to beneficially own by virtue of his status as manager of PQ Equity Investors LLC.

(8)              Does not include 6,000 shares of Class A Common Stock held by The Michael R. Boyce Family Trust-1997 over which Mr. Sichko, as co-trustee, shares dispositive control and may be deemed to beneficially own. Mr. Sichko disclaims such beneficial ownership and the foregoing is not an admission that Mr. Sichko is the beneficial owner of such shares.

(9)              Includes 1,000 shares of Class A Common Stock and 218 shares of Class B Common Stock.

(10)       Includes 800 shares of Class A Common Stock and 109 shares of Class B Common Stock.

(11)       Includes 13,800 shares of Class A Common Stock and 9,350 shares of Class B Common Stock.

ITEM 13.         CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We maintain certain policies and procedures for the review, approval, and ratification of related party transactions to ensure that all transactions with selected parties are fair, reasonable and in our best interest. All significant relationships and transactions are separately identified by management if they meet the definition of a related party or a related party transaction. Related party transactions include transactions that occurred during the year, or are currently proposed, in which we were or will be a participant and which any related person had or will have a direct or indirect material interest. All related party transactions are reviewed, approved and documented by the appropriate level of our management in accordance with these policies and procedures.

Each of the Sponsors, Holdings and us entered into management agreements relating to the provision of certain financial and strategic advisory services and consulting services to us by the sponsors. We paid the Sponsors a one-time fee in the amount of $10.0 million on February 11, 2005 for structuring the Transactions. In addition, we agreed to pay to the Sponsors an annual monitoring fee of $2.0 million commencing in 2006. The management agreements provide for reimbursement of fees payable by Holdings for the maintenance of its corporate existence, corporate overhead expenses and for salaries and other compensation of certain employees who perform services for both Holdings and us. We agreed to indemnify the Sponsors and their directors, officers and representatives for losses relating to the services contemplated by the management agreements and the engagement of affiliates of the Sponsors pursuant to, and the performance by them of the services contemplated by, the management agreement.

Mr. Boyce, our Chairman, Chief Executive Officer, President and a member of our Compensation Committee, is also Chairman, Chief Executive Officer and 99% stockholder of Peak Investments, LLC, one of our Sponsors.

In December 2005, we paid a dividend to Holdings of $85.3 million, and in turn, Holdings paid a dividend to its stockholders in an aggregate amount of $110.0 million and paid certain expenses. Holdings issued $23.0 million of 12.75% Senior Notes due March 15, 2013 in order to fund the difference between amounts received from PQ and the dividend distribution to stockholders. These notes require quarterly interest payments with payment in kind provisions, allowing Holdings to defer the entire payment, or a portion thereof, at Holdings’ option. The amount of any deferred interest payment shall become additional principal. Our senior secured credit facility allows for dividends of up to $4.0 million per year to Holdings for the purpose of servicing the interest expense on the Holdings notes. The Holdings notes are not guaranteed by us. During the year ended December 31, 2006, we returned $2.3 million in capital contributions to Holdings as dividends.

Holdings Stockholders Agreement

In connection with the Transactions, Holdings, JPMorgan Partners and certain members of management who invest in Holdings have entered into a stockholders’ agreement. Among other things, the stockholders’ agreement provides that the parties to the stockholders’ agreement agree to the following:

•       to vote all of their shares of Class B Common Stock held of record or beneficially owned to cause Holdings’ board of directors to have between four and ten directors, but JPMorgan Partners and its affiliates may increase or decrease the number of directors;

•       to vote all of their shares of Class B Common Stock held of record or beneficially owned to elect a Chief Executive Officer of Holdings and that number of directors designated by JPMorgan Partners;

•       prior to the date on which Holdings commences an initial public offering of Holdings, to vote all of their shares of Class B Common Stock only as directed by JPMorgan Partners, provided that none of the parties will be required to vote in favor of, or provide its consent to, any action that would disproportionately affect that party relative to other parties in any material and adverse manner;

•       to grant an irrevocable proxy for the term of the agreement to a representative of JPMorgan Partners;

•       to cause our board and the board of directors of each of our significant subsidiaries to be composed of the same proportion of designees of JPMorgan Partners and its affiliates as in Holdings, unless otherwise determined by holders of a majority of outstanding shares of Class B Common Stock;

•       JPMorgan Partners and its affiliates (before an initial public offering) and parties to the stockholders’ agreement holding at least 50% of the then outstanding shares of Holdings (after an initial public offering) have drag along rights; and

•       if JPMorgan Partners or its affiliates propose to transfer 5% or more of the shares of Holdings to an independent third party, then investors in Holdings (other than JPMorgan Partners and its affiliates) have tag along rights.

Holdings Restricted Stock Program

In connection with the Transactions, certain of our senior management and other key employees were offered the opportunity to acquire Class A Common Stock and/or Class B Common Stock of Holdings under individual restricted stock agreements between Holdings and each employee-purchaser. Shares of Holdings’ common stock purchased by the employees are subject to the stockholders agreement described above. The shares of Class B Common Stock are fully vested whereas the shares of Class A Common Stock are initially unvested and subject to repurchase by Holdings. The generally applicable terms of the restricted stock program are described in this paragraph. See also “Item 11. Executive Compensation—Outstanding Equity Awards at Fiscal Year-end Table” for additional information concerning our Named Executive Officers. Ten percent of an employee’s shares of Class A Common Stock will vest on each of the first five anniversaries of the date of the Merger, subject to the employee’s continued employment with us (the “time-vesting shares”), and will vest in full upon the first “change in control” or “IPO” (each, as defined in the agreement). The remaining 50% of the employee’s Class A Common Stock will be eligible to vest upon the first to occur of a change in control or IPO, provided certain return on investment criteria are satisfied with respect to the shares of Class B Common Stock in connection with such event (the “performance vesting shares”). Upon the employee’s termination of employment prior to the fifth anniversary of the Transactions, Holdings will have the right to repurchase all then unvested shares Class A Common Stock held by such employee at the original purchase price; provided, however, that if such termination of employment is for any reason other than “cause” (as defined in the agreement) and prior to the first to occur of a change in control or IPO, Holdings shall only be permitted to repurchase that portion of the performance vesting shares equal to the unvested portion of the time-vesting shares (and the remaining unvested performance vesting shares will remain eligible to vest upon a change in control or IPO). Furthermore, in the event of his or her termination for cause or upon a breach of the subscription agreement, Holdings will have the right to repurchase all of the employee’s shares of Class A Common Stock, vested and unvested, at the original purchase price. In addition, upon the employee’s termination of employment for any reason other than cause or, in the event he or she effects an impermissible transfer of shares, Holdings will have the right to repurchase the shares of Class B Common Stock held by such employee at the then fair market value of such shares of Class B Common Stock. In the event of the employee’s termination for cause or specified breaches of the restrictive covenants, Holdings will have the right to repurchase the shares of Class B Common Stock held by the employee at the lesser of the then fair market value and the original purchase price. In the event of the employee’s death, his or her estate or heirs shall have the right, for six months following such death, to require Holdings to repurchase the shares of Class B Common Stock held by such deceased employee at the fair market value thereof.

Tax Consolidation

We file U.S. federal income tax returns with Holdings on a consolidated basis. We entered into a tax allocation agreement with Holdings which provides that we make distributions to Holdings such that we and our subsidiaries will incur expense for taxes generated by our business with respect to income taxes on the same basis as if we and our subsidiaries paid such taxes on a stand-alone basis.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee appointed PricewaterhouseCoopers LLP as independent auditors to audit and report on our financial statements for fiscal years 2006 and 2005. The following are the fees that we were billed for audit and other services provided by PricewaterhouseCoopers LLP for fiscal years 2006 and 2005.

Audit Fees

Audit Fees, including out-of-pocket expenses, totaled $1,971,000 and $1,458,000 for 2006 and 2005, respectively. These fees represent professional services rendered for the audits of our consolidated financial statements, including U.S. and foreign subsidiary audits, statutory audits, and reviews of the financial statements included in our quarterly reports.

Audit-Related Fees

This category consists of assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.”  The services for the fees disclosed under this category include issuance of comfort letters, review of registration statements filed with the SEC, and other accounting and consulting services.  Audit related fees totaled $327,000 and $350,000 for 2006 and 2005, respectively.

Tax Fees

Tax fees billed to us for tax services rendered, primarily related to tax compliance, tax advice and tax planning totaled $630,000 and $733,000 for 2006 and 2005, respectively.

The Audit Committee has adopted policies and procedures for the pre-approval of audit services and permitted non-audit services to be performed by its independent accounting firm in order to assure that the provision of such services does not impair the independent accounting firm’s independence and is permitted by applicable law. The policies provide general pre-approval for certain types of services, as well as approved costs for those services.

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Annual Report:

1.                 The following financial statements of the Company and its subsidiaries are included in Item 8

Page
Reports of Independent Registered Public Accounting Firm	47
Consolidated Balance Sheets as of December 31, 2006 and 2005	49
Consolidated Statements of Operations for the year ended December 31, 2006, the forty-six weeks ended December 31, 2005, the six weeks ended February 11, 2005, and the year ended December 31, 2004	50
Consolidated Statements of Stockholders’ Equity for the year ended December 31, 2006, the forty-six weeks ended December 31, 2005, the six weeks ended February 11, 2005, and the year ended December 31, 2004	51
Consolidated Statements of Cash Flows for the year ended December 31, 2006, the forty-six weeks ended December 31, 2005, the six weeks ended February 11, 2005, and the year ended December 31, 2004	52
Notes to Consolidated Financial Statements	53

2.                 Financial Statement Schedules:  None

3.                 The exhibits required to be provided as part of this report are listed in the Exhibit Index that is attached hereto, and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PQ CORPORATION
By:	/s/ MICHAEL R. BOYCE
Michael R. Boyce
Chief Executive Officer
Date:	April 2, 2007

Pursuant to the requirements of the Security Exchange Act of 1934, this report has been signed below by the following persons on behalf of PQ Corporation and in the capacities indicated.

Signature	Title	Date
/s/ MICHAEL R. BOYCE	Chief Executive Officer, Chairman of the Board	April 2, 2007
Michael R. Boyce	and Director (principal executive officer)
/s/ JAMES P. COX	Chief Financial Officer	April 2, 2007
James P. Cox	(principal financial and accounting officer)
/s/ ARNOLD L. CHAVKIN	Director	April 2, 2007
Arnold L. Chavkin
/s/ STEPHEN V. MCKENNA	Director	April 2, 2007
Stephen V. McKenna
/s/ TIMOTHY J. WALSH	Director	April 2, 2007
Timothy J. Walsh

INDEX TO EXHIBITS

Number		Description
2.1

Agreement of and Plan of Merger among PQ Corporation, Niagara Acquisition, Inc. and Niagara Holdings, Inc., dated December 15, 2004 (incorporated by reference from Exhibit 2.1 to the Company’s Form S-4 (File No. 333-125750) filed June 13, 2005).

3.1		Amended and Restated Articles of Incorporation of PQ Corporation (incorporated by reference from Exhibit 3.1 to the Company’s Form S-4/A (File No. 333-125750) filed November 25, 2005).
3.2

Certificate of Merger of PQ Corporation and Niagara Acquisition, Inc., filed February 11, 2005 (incorporated by reference from Exhibit 3.2 to the Company’s Form S-4 (File No. 333-125750) filed June 13, 2005).

3.3

Articles of Merger of PQ Corporation and Niagara Acquisition, Inc., filed February 11, 2005 (incorporated by reference from Exhibit 3.3 to the Company’s Form S-4 (File No. 333-125750) filed June 13, 2005).

3.4		Amended and Restated By-laws of PQ Corporation (incorporated by reference from Exhibit 3.4 to the Company’s Form S-4/A (File No. 333-125750) filed November 25, 2005).
4.1

Indenture with respect to the 7½% Senior Subordinated Notes due 2013, among Niagara Acquisition, Inc. and Wells Fargo Bank, National Association, as trustee, and countersigned by PQ Corporation and the guarantors named therein, dated February 11, 2005 (incorporated by reference from Exhibit 4.1 to the Company’s Form S-4 (File No. 333-125750) filed June 13, 2005).

4.2		Form of 7½% Senior Subordinated Notes due 2013 (included in exhibit 4.1).
4.3

Registration Rights Agreement among Niagara Acquisition, Inc. and Credit Suisse First Boston LLC, J.P. Morgan Securities Inc. and UBS Securities LLC, and countersigned by PQ Corporation and the guarantors named therein, dated February 11, 2005 (incorporated by reference from Exhibit 4.3 to the Company’s Form S-4 (File No. 333-125750) filed June 13, 2005).

10.1

Credit Agreement, dated as of February 11, 2005, among Niagara Holdings, Inc., Niagara Acquisition, Inc., the lenders party thereto, UBS AG, Stamford Branch, as administrative agent, JPMorgan Chase Bank, N.A. as syndication agent, J.P. Morgan Securities Inc. and UBS Securities LLC, joint lead arrangers and as joint bookrunners, and Credit Suisse First Boston, acting through its Cayman Islands Branch and General Electric Capital Corporation, as co-documentation agents (the “Credit Agreement”) (incorporated by reference from Exhibit 10.1 to the Company’s Form S-4 (File No. 333-125750) filed June 13, 2005).

10.1	(a)	First amendment to the Credit Agreement, dated October 28, 2005 (incorporated by reference from Exhibit 10.1(a) to the Company’s Form S-4/A (File No. 333-125750) filed April 13, 2006).
10.1	(b)	Second amendment to the Credit Agreement, dated November 17, 2005 (incorporated by reference from Exhibit 10.1(b) to the Company’s Form S-4/A (File No. 333-125750) filed April 13, 2006).

10.2

Guarantee and Collateral Agreement, dated and effective as of February 11, 2005, by and between Niagara Holdings Inc., Niagara Acquisition Inc., each Subsidiary of Holdings identified therein and UBS AG, Stamford Branch, as administrative agent (incorporated by reference from Exhibit 10.2 to the Company’s Form S-4 (File No. 333-125750) filed June 13, 2005).

10.3

Stockholders Agreement, dated as of February 11, 2005, by and between Niagara Holdings, Inc. and the investors defined therein (incorporated by reference from Exhibit 10.3 to the Company’s Form S-4 (File No. 333-125750) filed June 13, 2005).

10.4

Employment Agreement, dated as of November 18, 2004, by and between PQ Corporation and Erwin Goede (incorporated by reference from Exhibit 10.6 to the Company’s Form S-4 (File No. 333-125750) filed June 13, 2005).

10.5

Tax Sharing Agreement, dated as of February 11, 2005. by and between Niagara Holdings, Inc. and PQ Corporation (incorporated by reference from Exhibit 10.7 to the Company’s Form S-4 (File No. 333-125750) filed June 13, 2005).

10.6

Employment Agreement, dated as of February 11, 2005, by and between PQ Corporation and Michael R. Imbriani (incorporated by reference from Exhibit 10.8 to the Company’s Form S-4/A (File No. 333-125750) filed April 13, 2006).

10.7

Letter Agreement amending the Employment Agreement by and between PQ Corporation and Michael R. Imbriani (incorporated by reference from Exhibit 10.9 to the Company’s Form S-4/A (File No. 333-125750) filed April 13, 2006).

10.8

Employment Agreement, dated as of February 11, 2005, by and between PQ Corporation and Michael R. Boyce (incorporated by reference from Exhibit 10.10 to the Company’s Form S-4/A (File No. 333-125750) filed November 25, 2005).

10.9

Employment Agreement, dated as of February 11, 2005, by and between PQ Corporation and William J. Sichko, Jr (incorporated by reference from Exhibit 10.11 to the Company’s Form S-4/A (File No. 333-125750) filed November 25, 2005).

10.10

Employment Agreement, dated as of February 11, 2005, by and between PQ Corporation and Scott H. Randolph (incorporated by reference from Exhibit 10.12 to the Company’s Form S-4/A (File No. 333-125750) filed November 25, 2005).

10.11		Form of Restricted Stock Agreement (incorporated by reference from Exhibit 10.13 to the Company’s Form S-4/A (File No. 333-125750) filed November 25, 2005).
10.12

Management Agreement, dated as of February 11, 2005, by and between Niagara Holdings, Inc., Niagara Acquisition, Inc. and Peak Investments LLC (incorporated by reference from Exhibit 10.14 to the Company’s Form S-4/A (File No. 333-125750) filed April 13, 2006).

10.13

Management Agreement, dated as of February 11, 2005, by and between Niagara Holdings, Inc., Niagara Acquisition, Inc. and J.P. Morgan Partners (BHCA), L.P (incorporated by reference from Exhibit 10.15 to the Company’s Form S-4/A (File No. 333-125750) filed April 13, 2006).

10.14	*	Transition Agreement, dated as of November 8, 2006, by and between Michael R. Imbriani and PQ Corporation.

10.15	*	Employment Agreement, effective as of October 1, 2005, by and between PQ Corporation and Paul Ferrall.
12.1	*	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.
14.1	*	Code of Conduct.
21.1	*	List of Subsidiaries.
31.1	*	Certification of Michael R. Boyce pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of James P. Cox pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certifications of Michael R. Boyce, Chief Executive Officer, and James P. Cox, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	*	Unaudited Pro forma Condensed Consolidated Financial Information
99.2	*	Zeolyst International Financial Statements as of December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005, and 2004

*                    Filed herewith.