Form 10-Q
period 2007-03-31
PQ CORP
filed 2007-05-14
CIK 1329364

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-125750

PQ CORPORATION
(Exact name of registrant as specified in our charter)

Pennsylvania (State or other jurisdiction of incorporation or organization)	23-0972750 (IRS Employer Identification No.)
1200 West Swedesford Road Berwyn, Pennsylvania (Address of principal executive offices)	19312 (Zip Code)
(610) 651-4200 (Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                Accelerated filer ☐                Non-accelerated filer ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

        As of May 14, 2007, the number of shares outstanding of the registrant's common stock, par value $0.50 per share, was 1 share.

i

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PQ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	March 31, 2007	December 31, 2006
ASSETS
Cash and cash equivalents	$16,272	$15,878
Receivables, net	113,762	98,418
Inventories	114,157	98,911
Prepaid and other current assets	12,550	9,960

Total current assets	256,741	223,167
Investments in affiliated companies	72,837	70,185
Property, plant and equipment, net	324,255	319,469
Goodwill	231,940	229,904
Tradenames	53,000	53,000
Other intangible assets, net	57,650	59,003
Other long-term assets	32,960	33,551

Total assets	$1,029,383	$988,279

LIABILITIES AND STOCKHOLDER'S EQUITY
Revolver, notes payable and current maturities of long-term debt	$44,193	$5,782
Cash overdraft	975	1,915
Accounts payable	54,301	53,238
Accrued liabilities	46,848	59,691

Total current liabilities	146,317	120,626
Long-term debt	629,196	630,109
Deferred income taxes	95,324	104,964
Other long-term liabilities	89,369	69,973

Total liabilities	960,206	925,672

Minority interest in equity of subsidiaries	5,141	4,974

Commitments and contingencies
STOCKHOLDER'S EQUITY
Common stock, Series A	—	—
Additional paid-in capital	75,442	75,398
Accumulated deficit	(18,599)	(20,990)
Accumulated other comprehensive income	7,193	3,225

Total stockholder's equity	64,036	57,633

Total liabilities and stockholder's equity	$1,029,383	$988,279

See accompanying notes to condensed consolidated financial statements.

PQ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(unaudited)

	Three months ended March 31,
	2007	2006
Sales	$171,291	$166,742
Cost of goods sold	135,489	131,566

Gross profit	35,802	35,176
Selling, general and administrative expenses	20,822	18,727
Other operating expense	2,433	4,635

Operating income	12,547	11,814
Equity in net income of affiliated companies	7,765	3,418
Interest expense, net	13,016	12,640
Other expense (income)	202	(207)

Income before income taxes and minority interest	7,094	2,799
Provision for income taxes	3,183	1,979
Minority interest	180	118

Net income	$3,731	$702

See accompanying notes to condensed consolidated financial statements.

PQ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$3,731	$702
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,951	11,569
Amortization of deferred financing costs	610	610
Postretirement healthcare benefits	(328)	(224)
Pension funding greater than expense	(1,734)	(562)
Deferred income taxes	(1,597)	(873)
Net loss on asset disposals	7	23
Charges related to purchase accounting fair value adjustments	3,162	5,411
Stock compensation	27	27
Equity in net income from affiliated companies	(8,063)	(3,717)
Dividends received from affiliated companies	5,000	2,500
Minority interest in earnings of subsidiaries	180	118
Working capital changes that provided (used) cash:
Receivables	(10,886)	(11,526)
Inventories	(5,327)	(12,795)
Prepaid and other current assets	295	(663)
Accounts payable and accrued liabilities	(4,369)	(7,903)
Accrued income taxes	2,005	(1,145)
Other, net	(219)	452

Net cash used for operating activities	(4,555)	(17,996)

Cash flows from investing activities:
Purchases of property, plant and equipment	(4,204)	(5,870)
Business acquisition	(26,106)	—
Other, net	(725)	(325)

Net cash used for investing activities	(31,035)	(6,195)

Cash flows from financing activities:
Cash overdrafts	(962)	(2,367)
Revolvers and notes payable, net	38,394	17,086
Repayments of long-term debt	(913)	(1,300)
Equity contribution	750	—
Dividend distributions	(1,466)	(880)

Net cash provided by financing activities	35,803	12,539

Effect of exchange rate changes on cash	181	149

Net change in cash and cash equivalents	394	(11,503)
Cash and cash equivalents at beginning of period	15,878	22,972

Cash and cash equivalents at end of period	$16,272	$11,469

See accompanying notes to condensed consolidated financial statements.

PQ CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)
(unaudited)

1.    Statement of Information Furnished:

        On December 15, 2004, PQ Corporation ("Company") and Niagara Acquisition, Inc. and its parent company, Niagara Holdings, Inc. ("Holdings"), entered into an Agreement and Plan of Merger, pursuant to which Niagara Acquisition, Inc. merged with and into PQ Corporation, with PQ Corporation continuing as the surviving entity and a wholly-owned subsidiary of Holdings (the "Merger"). Holdings is a Delaware corporation, a substantial majority of the outstanding capital stock of which is owned by JPMorgan Partners LP and certain affiliated funds ("Sponsors"). The Merger was consummated on February 11, 2005. The Company refers to the Merger and the related financings, collectively, as the Transactions.

        Effective January 1, 2007, the Company completed a business reorganization that aligned its organizational structure to its strategic direction. In connection with this reorganization, the Company began managing operations, assessing performance, and reporting financial results under three business segments and therefore began reporting financial information based on these segments beginning in the first quarter of 2007. The Company's reportable segments are organized based on the three operating divisions within the Company: Performance Chemicals, Catalysts, and Potters. Due to the change in segment reporting, the Company reallocated goodwill to the Performance Chemicals and Catalysts segments. Goodwill was reassigned to the reporting units affected using a relative fair value approach as of January 1, 2007. The change in business segments did not have an effect on goodwill or long-lived asset impairment.

        The condensed consolidated financial statements included herein are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and the United States Securities and Exchange Commission ("SEC") regulations. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations for interim reporting. In the opinion of management, all adjustments of a normal and recurring nature necessary to present fairly the financial position and results of operations have been included. The results of operations are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2006.

2.    Recently Issued Accounting Standards:

        In July 2006, the FASB issued FASB Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109." FIN No. 48 clarifies what criteria must be met prior to recognition of the financial statement benefit of a position taken in a tax return. FIN No. 48 requires companies to include additional qualitative and quantitative disclosures within their financial statements. The disclosures will include potential tax benefits from positions taken for tax return purposes that have not been recognized for financial reporting purposes and a tabular presentation of significant changes during each period. The disclosures also include a discussion of the nature of uncertainties, factors which could cause a change, and an estimated range of reasonably possible changes in tax uncertainties. FIN No. 48 also requires a company to recognize a financial statement benefit for a position taken for tax return purposes when it will be more-likely-than-not that the position will be sustained. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company has evaluated tax positions taken in prior years under FIN No. 48 and an adjustment was made to increase the opening balance of the accumulated deficit as of January 1, 2007 by $1,340 for tax positions not previously recognized under historical practice.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition and disclosure purposes under generally accepted accounting principles. SFAS No. 157 will require the fair value of an asset or liability to be based on a market based measure which will reflect the credit risk of the company. SFAS No. 157 will also require expanded disclosure requirements which will include the methods and assumptions used to measure fair value and the effect of fair value measures on earnings. SFAS No. 157 will be applied prospectively and will be effective for fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years. The Company is currently evaluating the new statement and does not believe that it will have a significant impact on the determination or reporting of our financial results.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115." SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. The statement requires the fair value of the assets and liabilities that the company has chosen to fair value be shown on the face of the balance sheet. The standard also requires companies to provide additional information to enable users of the financial statements to understand the company's reasons for electing the fair value option and how changes in the fair values affect earnings for the period. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. This statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The adoption of SFAS No. 159 is not expected to have a material impact on the consolidated financial statements.

        In September 2006, the FASB issued FASB Staff Position ("FSP") No. AUG AIR-1, "Accounting for Planned Major Maintenance Activities." The FSP prohibits companies from accruing the cost of planned major maintenance in advance of the activities actually occurring. This FSP is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FSP No. AUG AIR-1 on January 1, 2007 and the adoption did not have any impact on the consolidated financial statements.

3.    Business Combinations:

        On January 25, 2007, the Company acquired certain assets and liabilities of Flex-O-Lite Inc., a leading manufacturer of highway safety marking spheres, metal finishing glass beads, and high refractive index glass beads. Flex-O-Lite has been a leading manufacturer of glass spheres used for a variety of reflective and industrial applications for over 65 years. The newly acquired manufacturing facilities are located in Paris, Texas; Muscatine, Iowa; and St. Thomas, Ontario. Flex-O-Lite will be included as part of the Potters division of the Company.

        The Company has accounted for the acquisition of Flex-O-Lite in accordance with SFAS No. 141, "Business Combinations." Under the purchase method of accounting, the acquired assets and liabilities were recorded at their respective fair values as of the date of acquisition, January 25, 2007. The purchase price was allocated first to tangible and identifiable intangible assets acquired and liabilities assumed based upon their estimated fair values. The remaining excess of the purchase price over the fair value of assets acquired and liabilities assumed was then recorded as goodwill.

        The Company is in the process of performing valuations of certain tangible and intangible assets; thus, the allocation of the purchase price is subject to refinement. When finalized, material adjustments to the opening balance sheet may result.

        In addition, the acquisition is subject to a working capital adjustment per the terms of the purchase agreement. The fair value of the assets acquired and liabilities assumed have been adjusted based on the preliminary working capital adjustment. As the working capital adjustment has not been finalized and agreed upon by both parties, the values of certain assets and liabilities are subject to adjustment as additional information is obtained.

        The table below summarizes the preliminary allocation of the total cost of the acquisition to the assets acquired and liabilities assumed.

Fair value of the assets acquired and liabilities assumed:
Net cash paid to acquire net assets	$25,825
Transaction costs, capitalized	867

Total purchase price	$26,692

The purchase price was allocated as follows:
Receivables	$3,520
Inventories	10,121
Property, plant and equipment	10,439
Goodwill	1,712
Other intangible assets	2,790

Fair value of assets acquired	28,582
Current liabilities	(1,890)

Purchase price	$26,692

        The Company believes that Flex-O-Lite's specialized manufacturing process, strategic geographic locations, and expected synergies are the primary reasons that contributed to a total purchase price that resulted in the recognition of goodwill. The $1,712 of goodwill was assigned to the Potters segment. The Company is currently evaluating the amount of goodwill expected to be deductible for tax purposes.

        Other intangible assets amounted to $2,790, of which $1,650 was assigned to trademarks, $830 to formulations and product technology, and $310 to non-compete agreements. The amortization periods for trademarks and formulations and product technology are ten years, while the amortization period for the non compete agreements is five years.

        Included in the purchase price is $550 held in escrow for certain environmental indemnification and other post-closing obligations of the sellers under the purchase agreement. As part of the acquisition, there was no capitalized in-process research and development that needed to be recognized as a charge in the Company's statement of operations.

        In accordance with the requirements of the purchase method of accounting for acquisitions, inventories were recorded at net realizable value (which is defined as estimated selling prices less the sum of (a) costs of disposal and (b) a reasonable profit allowance for the selling effort of the acquiring entity) which, in the case of finished products, was $1,101 higher than the historical manufacturing cost. The Company's cost of products sold includes a pre-tax charge of $251 for the three months ended March 31, 2007 relating to this step-up.

4.    Stockholder's Equity

	Capital stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss) gain	Total
Balance, December 31, 2006	$—	$75,398	$(20,990)	$3,225	$57,633

Net income			3,731		3,731
Amortization of pension and other postretirement benefits gains, net of tax of ($47)				(74)	(74)
Changes in fair values of derivatives:
Unrealized hedging gains, net of tax of $997				1,538	1,538
Reclassification adjustment for net realized gains included in net income, net of tax of $67				103	103
Foreign currency translation adjustments, net of tax of $518				2,401	2,401

Total comprehensive income					7,699
Adjustment to initially apply FIN No. 48			(1,340)		(1,340)
Equity contribution		750			750
Stock compensation for stock awards		27			27
Dividend distribution		(733)			(733)

Balance, March 31, 2007	$—	$75,442	$(18,599)	$7,193	$64,036

5.    Comprehensive Income (Loss):

        The following table summarizes comprehensive income (loss), net of tax:

	Three months ended March 31,
	2007	2006
Net income	$3,731	$702
Amortization of pension and other postretirement benefits gains, net of tax of ($47)	(74)	—
Gains (losses) in fair values of derivatives qualifying as hedges, net of tax of $1,064 and ($6,029)	1,641	(9,733)
Foreign currency translation adjustments, net of tax of $518 and $861	2,401	412

Comprehensive income (loss)	$7,699	$(8,619)

6.    Inventories:

        Inventories were classified and valued as follows:

	March 31, 2007	December 31, 2006
Finished products and work in process	$89,222	$74,842
Raw materials	24,935	24,069

	$114,157	$98,911

Valued at lower of cost or market:
LIFO basis	69,357	57,348
FIFO basis	8,999	9,982
Average cost basis	35,801	31,581

	$114,157	$98,911

7.    Investment in Affiliates:

        Following is summarized financial information of our Zeolyst International joint venture that qualifies as a significant equity method investee:

	Three months ended March 31,
	2007	2006
Net sales	$42,652	$26,131
Gross profit	21,036	13,104
Operating income	16,107	7,350
Net income	15,927	7,256

        This joint venture, and our other investments in affiliated companies, is accounted for under the equity method. The summarized financial information above excludes expenses related to purchase accounting fair value adjustments of $298 for the three months ended March 31, 2007 and 2006. These purchase accounting adjustments were established as a result of the Transactions and the related amortization expense is reflected as a reduction in the Company's equity in net income of affiliated companies for the respective periods.

8.     Property, Plant and Equipment:

        A summary of property, plant and equipment, at cost, and related accumulated depreciation and depreciation expense is as follows:

	March 31, 2007	December 31, 2006
Land	$58,179	$57,521
Buildings	105,815	102,109
Machinery and equipment	229,241	216,773
Construction in progress	19,250	19,044

	412,485	395,447
Less: accumulated depreciation	88,230	75,978

	$324,255	$319,469

        Depreciation expense was $11,484 and $10,227 for the three months ended March 31, 2007 and 2006, respectively.

9.    Goodwill and Other Intangible Assets:

        The allocation of the Transaction purchase price resulted in goodwill being allocated $140,736 to the Performance Chemicals segment, $22,855 to the Catalysts segment, and $66,313 to the Potters segment. In addition, as part of the allocation of the Transaction purchase price, $53,000 was assigned to trade names that are not subject to amortization.

        As described in Note 3, the Company acquired certain assets and liabilities of Flex-O-Lite Inc. on January 25, 2007. The allocation of the purchase price to assets acquired and liabilities assumed resulted in additional goodwill of $1,712 being allocated to the Potters segment. The Company is currently evaluating the amount of goodwill expected to be deductible for tax purposes. In addition, as a result of the acquisition, part of the allocation of the purchase price was assigned to other intangible assets in the amount of $2,790.

        The Company completed its annual impairment assessments as of September 30, 2006 and 2005 and no impairment charge was warranted. In connection with the change in segment reporting, the Company updated its impairment assessments as of January 1, 2007 and no impairment charge was warranted.

        Gross carrying amounts and accumulated amortization for intangible assets with estimable useful lives are as follows:

	March 31, 2007			December 31, 2006
	Gross Amounts	Accumulated Amortization	Net Balance	Gross Amounts	Accumulated Amortization	Net Balance
Formulations and product technology	$54,030	$(9,435)	$44,595	$53,200	$(8,313)	$44,887
Non compete agreements	4,441	(2,751)	1,690	4,131	(2,412)	1,719
Raw material contracts	43,648	(35,044)	8,604	43,648	(32,431)	11,217
Railcar leases	509	(223)	286	509	(197)	312
Customer lists and rights to sell	900	(47)	853	900	(32)	868
Trademarks	1,650	(28)	1,622	—	—	—

Total	$105,178	$(47,528)	$57,650	$102,388	$(43,385)	$59,003

        The amortization periods for formulations and product technology range from ten to twelve years. The amortization periods for railcar leases, and customers lists and rights to sell are five years and fifteen years, respectively. The amortization period for the non-compete agreements range from three to five years. The amortization period for raw material contracts is based on the terms of the contracts; the longest of which is three years in duration.

        Total amortization of intangibles was $4,143 and $6,505, respectively, for the three months ended March 31, 2007 and 2006. Total amortization of intangibles included $2,613 and $5,113 related to raw material contracts that was recorded to cost of goods sold in the Consolidated Statements of Operations for the three months ended March 31, 2007 and 2006, respectively.

10.    Long-term Debt:

        The summary of long-term debt is as follows:

	March 31, 2007	December 31, 2006
Senior secured term loans with interest at 7.35% as of March 31, 2007	$357,848	$358,761
7.50% Senior subordinated notes due 2013	275,000	275,000
Revolving credit agreements	37,000	—
Other	3,541	2,130

	673,389	635,891
Less: current portion	(44,193)	(5,782)

	$629,196	$630,109

        On February 11, 2005, the Company issued $275,000 of 7.5% senior subordinated notes due 2013 in transactions exempt from or not subject to registration under the Securities Act pursuant to Rule 144A under the Securities Act and received cash proceeds of $267,781 after deducting initial purchases discounts and expenses. The notes are senior subordinated obligations of the Company and rank junior to all other senior indebtedness of the Company that does not contain similar subordination provisions. The indenture relating to the notes contains various limitations on the Company's ability to incur additional indebtedness, pay dividends, sell assets and create liens, among other things. Interest on the notes is payable on February 15 and August 15 of each year. No principal payments are required with respect to the notes prior to their final maturity.

        On February 11, 2005, the Company entered into a senior secured credit facility ("Senior Credit Facility") having a term loan in the amount of $335,000 with a maturity date of February 11, 2012, and received cash proceeds of approximately $324,950 after deducting underwriting fees and expenses. Interest on the term loan is variable and is equal to LIBOR plus a margin of 2.0%. The Senior Credit Facility requires minimum quarterly principal payments of $917 on the term loan, as well as prepayments from all "net proceeds" received and "excess cash flow," if applicable. In accordance with the Senior Credit Facility, net proceeds generally relate to proceeds received from the issuance or incurrence of certain indebtedness or proceeds received on the disposition of assets, adjusted for certain costs and expenses, and are payable promptly upon receipt subject, in the case of net proceeds from asset dispositions, to meeting the thresholds described below. Net proceeds prepayments in respect of asset dispositions are not payable unless they are in excess of certain minimum amounts, both on an individual basis for any given disposition and in the aggregate for dispositions that, individually, would not meet the threshold. Excess cash flow is to be calculated annually and is defined as earnings before interest, taxes, depreciation and amortization ("EBITDA") adjusted for various expenditures and/or proceeds commencing with the 2005 fiscal year. Prepayments with respect to excess cash flow, if any, are to be made on an annual basis. The detailed calculations supporting those two prepayments are defined in the credit agreement. The Company performed the calculation for fiscal year 2006 and 2005 and determined that no excess payment was required. The remaining principal balance of the term loan is due upon maturity. At March 31, 2007, we were in compliance with our loan covenants.

        The Senior Credit Facility also provides for up to $100,000 in revolving credit borrowings. Borrowings under the revolving facility bear interest at a rate equal to the base or LIBOR rate elected by the Company at the time of borrowing plus a margin which can range from 0.75% to 2.25%, based on the rate elected and the consolidated leverage ratio of the Company. In addition, there is an annual commitment fee equal to 0.5% of the unused revolving credit borrowings available under the Senior Credit Facility. Revolving credit borrowings are payable at the option of the Company throughout the term of the Senior Credit Facility with the balance due February 11, 2011. There were outstanding revolving credit borrowings under the Senior Credit Facility of $37,000 with an effective interest rate of 7.57% as of March 31, 2007. As of December 31, 2006, there were no outstanding revolving credit borrowings under the Senior Credit Facility.

        In December 2005, the Company amended its Senior Credit Facility to provide for an additional $30,000 of term loan borrowings and to permit the Company to dividend up to an additional $4,000 per year to Holdings, at the Company's option, for the purpose of servicing the interest expense on Holdings notes issued in the amount of $23,000. These Holdings notes are not guaranteed by the Company. In addition, the amendment provides for an increase to the effective interest rate on our Senior Credit Facility by 25 basis points in the event our debt rating is downgraded and stipulates a prepayment fee equal to 1.0% of certain voluntary prepayments made within one year of the effective date of the amendment with the proceeds of certain types of indebtedness and based on certain other conditions. The amendment does not change any of the other existing covenants in the Senior Credit Facility.

11.    Financial Instruments:

        Use of Derivative Financial Instruments to Manage Currency Risk.    The Company has significant operations in countries outside the United States where the local currency is considered to be the functional currency. The Company hedges significant net investments denominated in foreign currencies through cross-country interest rate swap agreements. The Company records these agreements at fair value as assets or liabilities and the related gains or losses are deferred in stockholder's equity as a component of foreign currency translation adjustments, net of tax. Fair value is determined based on estimated amounts that would be received or paid to terminate the contracts at the reporting date based on quoted market prices. There was no hedge ineffectiveness related to our currency swap agreements in 2007 or 2006.

        The Company has cross-currency interest rate swap agreements denominated in euros that mature in 2009 and in Canadian dollars that mature in 2010. These swap agreements are designated as a hedge of the net investment in our European and Canadian operations. The fair value of the net liability was recorded in other long-term liabilities of $18,005 and $16,687 as of March 31, 2007 and December 31, 2006, respectively, with a corresponding amount, net of tax, recorded to foreign currency translation adjustments of $10,925 and $10,304 at March 31, 2007 and December 31, 2006, respectively. In the event the euro or Canadian dollar strengthens against the U.S. dollar the fair value of the liability will increase.

        Commodity Price Risk.    The Company is exposed to risks in energy costs due to fluctuations in energy prices, particularly natural gas. There is a hedging program in the United States which allows us to mitigate exposure to natural gas volatility with futures contracts. The futures contracts had a fair value asset of $4,856 and $2,152 at March 31, 2007 and December 31, 2006, respectively. Fair value is determined based on estimated amounts that would be received or paid to terminate the contracts at the reporting date based on quoted market prices of comparable contracts. The respective current and non-current balances are recorded in prepaid and other current assets and other long-term assets. The related gains or losses are recorded in stockholder's equity as a component of other comprehensive income (loss), net of tax. Realized gains and losses on natural gas hedges are included in production cost and subsequently charged to cost of goods sold in the consolidated statements of income in the period in which inventory is sold.

12.    Income Taxes:

        The effective tax provision rate of 44.9% on the Company's consolidated pre-tax income for the three months ended March 31, 2007 differs from the U.S. statutory tax rate of 35.0% principally due to the U.S. tax effects on the earnings of non-U.S. subsidiaries. The Company considers all earnings of foreign subsidiaries to be available for repatriation to the U.S. and provides U.S. tax expense in anticipation of the repatriation of these earnings.

        The Company has incurred a significant increase in interest expense from acquisition indebtedness in connection with the Transactions in 2005, substantially all of which is in the U.S. The increase in interest expense limits the Company's ability to use foreign tax credits to offset U.S. tax on dividends from foreign subsidiaries.

        The Company adopted the provisions of FIN No. 48 on January 1, 2007. As of the date of adoption, the Company's unrecognized tax benefits totaled $21,003. Accordingly, the Company recognized an increase of $10,113 in the liability for unrecognized tax benefits, which was accounted for as a $1,340 increase to the accumulated deficit, and an $8,773 decrease to deferred tax liabilities. At the date of adoption, the liability included $8,451 of tax positions that would not affect the annual effective tax rate if disallowed.

        The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within its global operations in income tax expense. In conjunction with the adoption of FIN No. 48, the Company recognized approximately $694 for the potential payment of interest and penalties at January 1, 2007, which is included as a component of the $21,003 unrecognized tax benefit noted above. During the three months ended March 31, 2007, the Company recognized approximately $101 in potential interest and penalties associated with uncertain tax positions. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the interim period for which the event occurs to require the adjustment.

        As a result of the expiration of statute of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized tax benefits for tax positions taken on previously filed tax returns will materially change from those recorded as liabilities for uncertain tax positions in our financial statements at January 1, 2007. The most significant tax positions for which it is reasonably possible that the total amount of unrecognized tax benefit will significantly increase or decrease within twelve months are the timing of tax return deductions that could have a $1,552 impact on the liability, but zero impact on the effective tax rate.

        The Company files consolidated and separate income tax returns in the U.S. Federal jurisdiction and in state and foreign jurisdictions. The Company is no longer subject to U.S. Federal income tax examinations for years before 2003 and is no longer subject to state and local, or foreign income tax examinations by tax authorities for years before 1999.

        The Company has subsidiaries in various states, provinces and countries that are currently under audit for years ranging from 1999 through 2005. To date, no material adjustments have been proposed as a result of these audits.

13.    Pension and Post Retirement Benefits:

        Components of net periodic expense are as follows:

	Three months ended March 31,
	2007	2006
Pension Benefits—U.S. and Canada
Service cost	$—	$(881)
Interest cost	(1,914)	(1,778)
Expected return on assets	2,472	2,295

Net periodic income (expense)	$558	$(364)

	Three months ended March 31,
	2006	2007
Pension Benefits—Other Plans
Service cost	$(634)	$(800)
Interest cost	(463)	(350)
Expected return on assets	321	193
Net amortization	14	(4)

Net periodic expense	$(762)	$(961)

	Three months ended March 31,
	2007	2006
Supplemental Retirement Plans
Interest cost	$(183)	$(145)
Net amortization	(10)	—

Net periodic expense	$(193)	$(145)

	Three months ended March 31,
	2007	2006
Other Postretirement Benefit Plans
Interest cost	$(172)	$(157)
Net amortization	117	(33)

Net periodic expense	$(55)	$(190)

        The Company made contributions of $128 and $1,806 to the U.S. and Canadian pension plans and other pension plans, respectively, for the three months ended March 31, 2007. For the retiree health plans, the Company made payments of $383 for the three months ended March 31, 2007. In addition, the Company made contributions of approximately $738 to defined contribution plans for the three months ended March 31, 2007.

14.    Stock-based Compensation:

        The Company applies the fair value based method to account for stock options and awards prescribed by SFAS No. 123(R). The Company adopted the provisions of SFAS No. 123(R) as of January 1, 2006. The adoption of SFAS No. 123(R) did not have an impact on the consolidated financial statements.

        Holdings has adopted a restricted stock plan for which 19,800 shares of Holdings' Class A common stock were awarded in 2005. The restricted stock vest as follows: 10% of each grant vests on February 11 in each year 2006-2010, subject to the executive's continued service with Holdings and its subsidiaries on such date and subject to 100% vesting upon the earlier of an initial public offering of stock by, or change in control of, Holdings, and subject to accelerated vesting upon certain specified events of termination of service; and the vesting of 50% of each grant is based on performance measures at the time of an initial public offering of stock by, or earlier change in control of Holdings. The fair value of the awards was determined using multiples of EBITDA and the income approach, based on discounted free cashflow. Compensation expense for these awards was $27 for the three months ended March 31, 2007 and 2006 commensurate with the estimated vesting of the underlying awards. As of March 31, 2007, there was $95 of unrecognized compensation cost related to nonvested restricted stock which is expected to be recognized over a weighted average period of 0.87 years.

15.    Commitments and Contingencies:

        There is a risk of environmental impact in chemical manufacturing operations. The Company's environmental policies and practices are designed to ensure compliance with existing laws and regulations and to minimize the possibility of significant environmental impact. The Company is also subject to various other lawsuits and claims with respect to matters such as governmental regulations, labor, and other actions arising out of the normal course of business. No accrual for these matters currently exists, with the exception of those listed below, because management believes that the liabilities resulting from such lawsuits and claims will not materially affect the results of operations, financial position or cash flow of the Company.

        The Company was named as the defendant in a personal injury case which occurred in 1996. The case was settled in November 2006 for $2,400. The claim was covered by the Company's insurance carrier. As settlement of this claim, the Company's insurance carrier agreed to pay the plaintiff $2,400, of which $1,200 was paid in December 2006 and $1,200 was paid in January 2007.

        The Company triggered the requirement of New Jersey's Industrial Site Recovery Act ("ISRA") statute as part of the due diligence performed in connection with the Transactions in December 2004. As required under ISRA, a General Information Notice with respect to our two New Jersey locations was filed with the New Jersey Department of Environmental Protection ("NJDEP") in December 2004. Based on a preliminary review of the facilities by the NJDEP, the Company estimated that $500 will be required for contamination assessment and removal work at these facilities, and had recorded a reserve for such amount as of December 31, 2005. During the year ended December 31, 2006, it was determined that additional assessment, removal and remediation work would be required and the reserve was increased by $400 to $900 to cover the estimated cost of such work. There may be additional costs related to the remediation of these two facilities, but until further investigation takes place, the Company cannot reasonably estimate the amount of additional liability that may exist.

16.    Related Party Transactions:

        The Company, J.P. Morgan Partners, LLC and its affiliates and Peak Investments, LLC, (referred to collectively as, the "Sponsors") and Holdings entered into management agreements relating to the provision of certain financial and strategic advisory services and consulting services. Under this agreement, the Company pays the Sponsors a quarterly monitoring fee equal to $500. The management agreement also provides for reimbursement of fees payable by Holdings for the maintenance of its corporate existence, corporate overhead expenses and for salaries and other compensation of certain employees who perform services for both Holdings and the Company.

17.    Business Segments:

        Effective January 1, 2007, the Company completed a business reorganization that aligned its organizational structure to its strategic direction. In connection with this reorganization, the Company began managing operations, assessing performance, and reporting financial results under three business segments and therefore began reporting financial information based on these segments beginning in the first quarter of 2007. Due to the change in segment reporting, the Company reallocated goodwill to the Performance Chemicals and Catalysts segments. Goodwill was reassigned to the reporting units affected using a relative fair value approach as of January 1, 2007. The change in business segments did not have an effect on goodwill or long-lived asset impairment.

        The Company's reportable segments are organized based on the operating divisions within the Company: Performance Chemicals, Catalysts, and Potters. Performance Chemicals develops, manufactures and distributes silicate-based specialty chemicals primarily to large industrial and consumer product companies. Catalysts produces high performance catalytic zeolites and zeolite-based catalysts and polyolefin catalysts mainly used in the refining, petrochemical, and automotive end-use industries. Potters manufactures highly engineered solid and hollow glass spheres that are mainly sold to contractors, governmental agencies and manufacturing companies.

        The table below presents information about the reported segments:

	Three months ended March 31,
	2007	2006
Net sales:
Performance chemicals	120,116	$116,512
Catalysts	4,156	6,438
Potters	47,019	43,792

Total	$171,291	$166,742

Adjusted EBITDA (1):
Performance chemicals	$25,969	$24,728
Catalysts(2)	9,914	6,961
Potters	6,853	7,764

Segments adjusted EBITDA	$42,736	$39,453

(1)
Adjusted earnings before interest, income taxes, depreciation and amortization ("Adjusted EBITDA") consists of EBITDA adjusted for items such as impairment charges, environmental and other expenses, purchase accounting impacts, severance and business combination related costs. Management evaluates the performance of its segments and allocates resources based on several factors, of which the primary measure is Adjusted EBITDA. Adjusted EBITDA does not represent cash flow for periods presented and should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flows as a source of liquidity. Adjusted EBITDA as defined by the Company may not be comparable with EBITDA or Adjusted EBITDA as defined by other companies.

(2)
Adjusted EBITDA for the Catalysts segment includes equity in net income of our Zeolyst International joint venture.

        A reconciliation from Segments Adjusted EBITDA to net income (loss) follows:

	Three months ended March 31,
	2007	2006
Segments adjusted EBITDA	$42,736	$39,453
Less:
Provision for income taxes	3,183	1,979
Interest expense	13,016	12,640
Depreciation and amortization	12,951	11,569
Impairment/disposal of long-lived assets	7	23
Unallocated corporate expenses	5,371	4,186
Business combination related costs	212	78
Raw material contracts	2,613	5,113
Investment in affiliates step-up	298	298
Inventory step-up	251	—
Operational restructuring charges	591	2,410
Other non-recurring costs	12	(45)
Management advisory fees	500	500

Net income	3,731	$702

18.    Guarantor and Nonguarantor Statements:

        In connection with the Transactions described in Note 1 and as a part of the related financings, the Company issued $275,000 of 7.5% senior subordinated notes due 2013. The notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior indebtedness of the Company that does not contain similar subordination provisions, and guaranteed on a full, unconditional, joint and several basis by the Company's 100% owned domestic subsidiaries.

        The following consolidating financial information presents:

  •
  Consolidating balance sheets as of March 31, 2007 and December 31, 2006, Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the three months ended March 31, 2007 and 2006.

  •
  Elimination entries necessary to consolidate the guarantor and nonguarantor subsidiaries. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. Intercompany sales were not reported as part of the consolidating statements and, therefore, do not require elimination.

PG CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
March 31, 2007
(in thousands)
(unaudited)

	Parent company	Guarantor subsidiaries	Nonguarantor subsidiaries	Eliminations	Consolidated total
ASSETS
Cash and cash equivalents	$5,842	$81	$10,349	$—	$16,272
Receivables, net	35,586	20,485	57,691	—	113,762
Intercompany receivable	—	116,124	—	(116,124)	—
Inventories	27,956	42,565	43,636	—	114,157
Prepaid and other current assets	8,136	272	4,142	—	12,550

Total current assets	77,520	179,527	115,818	(116,124)	256,741
Investments in subsidiaries	437,128	142,520	—	(579,648)	—
Investments in affiliated companies	65,957	2,943	3,937	—	72,837
Property, plant and equipment, net	108,662	49,886	165,707	—	324,255
Goodwill	163,591	65,217	3,132	—	231,940
Tradenames	32,400	20,600	—	—	53,000
Other intangible assets, net	34,822	22,580	248	—	57,650
Other long-term assets	26,793	664	5,503	—	32,960

Total assets	$946,873	$483,937	$294,345	$(695,772)	$1,029,383

LIABILITIES AND STOCKHOLDER'S EQUITY
Revolver, notes payable and ucrrent maturities of long-term debt	$40,652	$—	$3,541	$—	$44,193
Cash overdraft	838	—	137	—	975
Accounts payable	17,506	10,023	26,772	—	54,301
Intercompany payble	49,978	—	66,146	(116,124)	—
Accrued liabilities	20,313	13,493	13,042	—	46,848

Total current liabilities	129,287	23,516	109,638	(116,124)	146,317
Long-term debt	629,196	—	—	—	629,196
Deferred income taxes	59,256	23,293	12,775	—	95,324
Other long-term liabilities	65,098	—	24,271	—	89,369
Minority interest in equity of subsidiaries	—	—	5,141	—	5,141
Commitments and contingencies
Stockholder's equity	64,036	437,128	142,520	(579,648)	64,036

Total liabilities and stockholder's equity	$946,873	$483,937	$294,345	$(695,772)	$1,029,383

18.    Guarantor and Nonguarantor Statements:

PQ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2006
(in thousands)

	Parent company	Guarantor subsidiaries	Nonguarantor subsidiaries	Eliminations	Consolidated total
ASSETS
Cash and cash equivalents	$76	$276	$15,526	$—	$15,878
Receivables, net	30,894	12,699	54,825	—	98,418
Intercompany receivable	—	140,174	—	(140,174)	—
Inventories	29,968	27,298	41,645	—	98,911
Prepaid and other current assets	4,273	430	5,257	—	9,960

Total current assets	65,211	180,877	117,253	(140,174)	223,167
Investments in subsidiaries	428,889	138,055	—	(566,944)	—
Investments in affiliated companies	63,298	3,043	3,844	—	70,185
Property, plant and equipment, net	111,569	40,207	167,693	—	319,469
Goodwill	163,591	65,213	1,100	—	229,904
Tradenames	32,400	20,600	—	—	53,000
Other intangible assets, net	38,299	20,365	339	—	59,003
Other long-term assets	26,820	1,252	5,479	—	33,551

Total assets	$930,077	$469,612	$295,708	$(707,118)	$988,279

LIABILITIES AND STOCKHOLDER'S EQUITY
Revolver, notes payable and current maturities of long-term debt	$3,652	$—	$2,130	$—	$5,782
Cash overdraft	635	1,071	209	—	1,915
Accounts payable	17,940	6,090	29,208	—	53,238
Intercompany payable	70,064	—	70,110	(140,174)	—
Accrued liabilities	33,589	10,157	15,945	—	59,691

Total current liabilities	125,880	17,318	117,602	(140,174)	120,626
Long-term debt	630,109	—	—	—	630,109
Deferred income taxes	68,490	23,405	13,069	—	104,964
Other long-term liabilities	47,965	—	22,008	—	69,973
Minority interest in equity of subsidiaries	—	—	4,974	—	4,974
Commitments and contingencies
Stockholder's equity	57,633	428,889	138,055	(566,944)	57,633

Total liabilities and stockholder's equity	$930,077	$469,612	$295,708	$(707,118)	$988,279

PQ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended March 31, 2007
(in thousands)
(unaudited)

	Parent company	Guarantor subsidiaries	Nonguarantor subsidiaries	Eliminations	Consolidated total
Sales	$67,784	$28,983	$74,524	$—	$171,291
Cost of goods sold	53,428	22,272	59,789	—	135,489

Gross profit	14,356	6,711	14,735	—	35,802
Selling, general and administative expenses	9,411	3,212	8,199	—	20,822
Other operating expense	1,250	691	492	—	2,433

Operating income	3,695	2,808	6,044	—	12,547
Equity in net income of affiliated companies	13,673	1,510	71	(7,489)	7,765
Interest expense (income), net	14,377	(2,887)	1,526	—	13,016
Other (income) expense	(295)	(186)	683	—	202

Income (loss) before taxes and minority interest	3,286	7,391	3,906	(7,489)	7,094
Provision (benefit) for income taxes	(445)	1,384	2,244	—	3,183
Minority interest	—	—	180	—	180

Net income	$3,731	$6,007	$1,482	$(7,489)	$3,731

PQ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended March 31, 2006
(in thousands)
(unaudited)

	Parent company	Guarantor subsidiaries	Nonguarantor subsidiaries	Eliminations	Consolidated total
Sales	$69,442	$26,200	$71,100	$—	$166,742
Cost of goods sold	56,224	18,969	56,373	—	131,566

Gross profit	13,218	7,231	14,727	—	35,176
Selling, general and administrative expenses	8,676	2,719	7,332	—	18,727
Other operating expense (income)	4,195	453	(13)	—	4,635

Operating income	347	4,059	7,408	—	11,814
Equity in net income of affiliated companies	10,903	3,721	119	(11,325)	3,418
Interest expense (income), net	13,559	(2,654)	1,735	—	12,640
Other (income) expense	(531)	383	(59)	—	(207)

Income (loss) before taxes and minority interest	(1,778)	10,051	5,851	(11,325)	2,799
Provision (benefit) for income taxes	(2,480)	2,479	1,980	—	1,979
Minority interest	—	—	118	—	118

Net income	$702	$7,572	$3,753	$(11,325)	$702

PQ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the three months ended March 31, 2007
(in thousands)
(unaudited)

	Parent company	Guarantor subsidiaries	Nonguarantor subsidiaries	Eliminations	Consolidated total
Net cash (used in) provided by operating activities	$(26,455)	$24,571	$(2,671)	$—	$(4,555)
Cash flows from investing activities:
Purchase of property, plant and equipment	(1,790)	(502)	(1,912)	—	(4,204)
Business acquisition		(24,030)	(2,076)		(26,106)
Other, net	(725)	—	—	—	(725)

Net cash used for investing activities	(2,515)	(24,532)	(3,988)	—	(31,035)
Cash flows from financing activities:
Cash overdrafts	(635)	(233)	(94)	—	(962)
Revolvers and notes payable, net	37,000	—	1,394	—	38,394
Repayments of long-term debt	(913)	—	—	—	(913)
Equity contribution	750	—	—		750
Dividend distribution	(1,466)	—	—	—	(1,466)

Net cash provided by (used in) financing activities	34,736	(233)	1,300	—	35,803
Effect of exchange rate changes on cash	—	—	181	—	181

Net change in cash and cash equivalents	5,766	(194)	(5,178)	—	394
Cash and cash equivalents at beginning of period	76	275	15,527	—	15,878

Cash and cash equivalents at end of period	$5,842	$81	$10,349	$—	$16,272

PQ CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the three months ended March 31, 2006
(in thousands)
(unaudited)

	Parent company	Guarantor subsidiaries	Nonguarantor subsidiaries	Eliminations	Consolidated total
Net cash (used in) provided by operating activities	$(17,318)	$1,226	$(1,904)	$—	$(17,996)
Cash flows from investing activities:
Purchase of property, plant and equipment	(1,599)	(2,126)	(2,145)	—	(5,870)
Other, net	(325)	—	—	—	(325)

Net cash used for investing activities	(1,924)	(2,126)	(2,145)	—	(6,195)
Cash flows from financing activities:
Cash overdrafts	(631)	470	(2,206)	—	(2,367)
Revolvers and notes payable	17,200	429	(543)	—	17,086
Repayments of long-term debt	(913)	—	(387)	—	(1,300)
Dividend distribution	(880)	—	—	—	(880)

Net cash provided by (used in) financing activities	14,776	899	(3,136)	—	12,539
Effect of exchange rate changes on cash	—	—	149	—	149

Net change in cash and cash equivalents	(4,466)	(1)	(7,036)	—	(11,503)
Cash and cash equivalents at beginning of period	4,542	268	18,162	—	22,972

Cash and cash equivalents at end of period	$76	$267	$11,126	$—	$11,469

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Quarterly Report may contain material which includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect, when made, our current views with respect to current events and financial performance. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in "Risk Factors" and "Forward Looking Statements" as described in our annual report on Form 10-K as filed with the Securities and Exchange Commission ("SEC") on April 2, 2007. Statements, other than those based on historical facts, which address activities, events or developments that we expect or anticipate may occur in the future are forward-looking statements, which are based upon a number of assumptions concerning future conditions that may ultimately prove to be inaccurate. Such statements may include words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. Forward-looking statements are and will be, as the case may be, subject to many risks, uncertainties and factors relating to our operations and business environment which may cause our actual results to be materially different from any future results, express or implied, by such forward-looking statements. Except as required by law, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

        We are a global producer of inorganic specialty chemicals and engineered glass materials. We conduct our operations through three principal businesses: our Performance Chemicals division, which develops, manufactures and distributes sodium silicate and related high performance silicate-based specialty chemicals, our Catalysts division, which manufactures high performance catalytic zeolites and zeolite-based catalysts and polyolefin catalysts, and our Potters division, which manufactures highly engineered solid and hollow glass spheres used in highway safety and other specialty applications. Our products are used in a variety of predominantly niche applications in a diverse range of industrial, consumer and municipal end-markets.

        Effective January 1, 2007, we completed a business reorganization that aligned our organizational structure to our strategic direction. In connection with this reorganization, we began managing operations, assessing performance, and reporting financial results under three business segments and therefore began reporting financial information based on these segments beginning in the first quarter of 2007. Our reportable segments are organized based on the three operating divisions within the Company: Performance Chemicals, Catalysts, and Potters.

        On February 11, 2005, we were acquired by Niagara Holdings, Inc. ("Holdings"), a newly formed Delaware corporation affiliated with J.P. Morgan Partners, LLC and certain affiliated funds ("JPMorgan Partners" or "JPMP"); and Peak Investments, LLC, (together with JPMP, the" Sponsors"). Pursuant to the terms of the Agreement and Plan of Merger, dated as of December 15, 2004, among PQ Corporation, Holdings and Niagara Acquisition, Inc., a wholly owned subsidiary of Holdings; (i) Niagara Acquisition, Inc. merged with and into PQ Corporation, with PQ Corporation surviving as a wholly owned subsidiary of Holdings; (ii) PQ Corporation redeemed the outstanding shares of its $16.44 Preferred Stock, Class A in accordance with the terms thereof; and (iii) the common shareholders of PQ Corporation (both Series A and Series B) and holders of options to purchase common stock of PQ Corporation received cash in exchange for their shares or for the cancellation of their options. We refer to the actions set forth in clauses (i), (ii) and (iii) as the "Merger". In this report, we refer to the Merger and the related financing, collectively, as the "Transactions".

Results of Operations

        The following table sets forth our consolidated statements of operations data in dollar amounts for the periods indicated.

	Three months ended March 31,
	2007	2006
	(in millions) (unaudited)
Sales	$171.3	$166.7
Cost of goods sold	135.5	131.6

Gross profit	35.8	35.1
Selling, general and administrative expense	20.8	18.7
Other operating expense	2.4	4.6

Operating income	12.6	11.8
Equity in net income from affiliated companies	7.7	3.4
Interest expense, net	13.0	12.6
Other (income) expense	0.2	(0.2)

Income before taxes and minority interest	7.1	2.8
Provision for income taxes	3.2	2.0
Minority interest	0.2	0.1

Net income	$3.7	$0.7

Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006

  Sales

        Sales for the three months ended March 31, 2007 were $171.3 million, an overall increase of $4.6 million, or 3%, compared to sales of $166.7 million for the three months ended March 31, 2006. Increases in sales as compared to the prior year period were primarily the result of average selling price increases and product mix of $8.0 million, partially offset by lower sales volumes of $7.2 million. Price increases were implemented to mitigate the impact of increased raw materials and transportation costs in each of our divisions. In addition, the favorable effects of foreign currency exchange rates resulted in an increase of $3.8 million.

        Performance Chemicals division.    Sales of the Chemicals division for the three months ended March 31, 2007 were $120.1 million, a total increase of $3.6 million, or 3%, compared to sales of $116.5 million for the three months ended March 31, 2006. The increase in net sales was primarily a result of higher average selling prices and product mix of $7.9 million, partially offset by lower sales volume of $7.2 million. Average selling prices increased primarily as a result of favorable changes in product mix and price increases intended to mitigate the impact of higher raw materials and transportation costs. The favorable impact of foreign currency exchange of $2.9 million added to the increase in sales over the prior year period. The favorable currency exchange impact was largely due to the strengthening of the Euro in comparison to the U.S. dollar versus the quarter ended March 31, 2006.

        Catalysts division.    Sales of the Catalysts division for the three months ended March 31, 2007 were $4.2 million, a decrease of $2.2 million, compared to sales of $6.4 million for the three months ended March 31, 2006. The decrease in sales in the first quarter of 2007 was primarily due to lower sales volume compared to the first quarter of 2006.

        Potters division.    Sales of the Potters division for the three months ended March 31, 2007 were $47.0 million, a total increase of $3.2 million, or 7%, compared to sales of $43.8 million for the three months ended March 31, 2006. The increase was primarily a result of increased sales volume of $2.2 million, primarily due to the acquisition of Flex-O-Lite, and a favorable currency exchange impact of $0.9 million compared to the first quarter of 2006. Partially offsetting the increased sales volume from the Flex-O-Lite acquisition was lower base sales volume as a result of delayed sales in the first quarter, expected to be recognized in the second quarter.

  Gross profit

        Gross profit for the three months ended March 31, 2007 was $35.8 million compared with $35.1 million for the three months ended March 31, 2006. Overall, gross profit in the first quarter of 2007 increased by $0.7 million or 2% compared with gross profit for the same period in 2006. The favorable effects of higher average selling prices and product mix contributed $9.1 million to gross profit and the effects of foreign currency translation added another $0.5 million. The increase was partially offset by lower contribution from sales volumes of $3.5 million, the net impact of higher manufacturing costs of $6.9 million due to higher raw material and transportation costs, and increased depreciation expense of $1.0 million. In addition, approximately $2.5 million of the increase in gross profit was the result of a reduction in expense originating from purchase accounting, primarily from lower amortization of revaluation of favorable raw materials supply contracts.

        Performance Chemicals division.    Gross profit for the three months ended March 31, 2007 was $22.9 million compared with $20.4 million for the three months ended March 31, 2006. Overall, gross profit in the first quarter of 2007 increased by $2.5 million or 12% compared with gross profit for the same period in 2006. The favorable effects of higher average selling prices and product mix contributed $8.5 million to gross profit and the effects of foreign currency translation added another $0.3 million. The increase was partially offset by lower contribution from sales volumes of $3.0 million, the net impact of higher manufacturing costs of $4.8 million due to higher raw material and transportation costs, and increased depreciation expense of $1.0 million. In addition, approximately $2.5 million of the increase in gross profit was the result of a reduction in expense originating from purchase accounting, primarily from lower amortization of revaluation of favorable raw materials supply contracts.

        Catalysts division.    Gross profit for the three months ended March 31, 2007 was $2.0 million compared with $3.3 million for the three months ended March 31, 2006. Gross profit was unfavorably impacted by lower contribution from sales volumes of $1.9 million. This was partially offset by the net impact of lower manufacturing costs of $0.6 million.

        Potters division.    Gross profit for the three months ended March 31, 2007 was $10.9 million compared with $11.4 million for the three months ended March 31, 2006. Gross profit was favorably impacted by higher average selling prices and product mix of $0.6 million, higher sales volumes of $1.4 million, primarily due to the acquisition of Flex-O-Lite, and the favorable effect of foreign currency exchange rates of $0.2 million. Partially offsetting the increased sales volume from the Flex-O-Lite acquisition was lower base sales volume as a result of delayed sales in the first quarter, expected to be recognized in the second quarter, which negatively impacted gross profit. In addition, the favorable effects on gross profit described above were offset by the net impact of higher manufacturing costs of $2.7 million due to higher raw material and transportation costs.

  Selling, general and administrative expenses (SG&A)

        SG&A expenses for the three months ended March 31, 2007 were $20.8 million compared with $18.7 million for the three months ended March 31, 2006, an increase of $2.1 million. The increase in SG&A expenses was primarily due to one-time increases in professional fees in the first quarter of 2007 versus the amount recorded in the same period during 2006.

  Other operating expense

        Other operating expense for the three months ended March 31, 2007 was $2.4 million compared with other operating expense of $4.6 million for the three months ended March 31, 2006, a decrease of $2.2 million. The decrease in other operating expense was primarily due to $2.4 million in costs incurred in the first quarter of 2006 to improve the efficiency of certain plant operations that were not incurred in the first quarter of 2007. Other operating expense in both periods includes the amortization of intangibles of approximately $1.4 million, a management advisory fee of $0.5 million, and various miscellaneous operating costs.

  Equity in net income of affiliated companies

        Equity in net income of affiliated companies for the three months ended March 31, 2007 was $7.7 million compared with $3.4 million for the three months ended March 31, 2006, an increase of $4.3 million. Both the current year and prior year period results were reduced by $0.3 million to reflect the amortization of intangible assets and increased depreciation of property, plant and equipment that resulted from fair market value purchase accounting adjustments. The increase in the quarter ended March 31, 2007 was primarily due to higher earnings of Zeolyst International due to a favorable mix of higher gross profit product sales as well as the increased volume of hydrocracking catalysts sales.

  Interest expense, net

        Interest expense, net for the three months ended March 31, 2007 was $13.0 million compared with $12.6 million for the three months ended March 31, 2006, an increase of $0.4 million. Interest expense was higher versus the prior year amount primarily due to higher interest rates on the variable rate portion of the Company's debt.

  Other (income) expense

        Other expense was $0.2 million for the three months ended March 31, 2007 compared with other income of $0.2 million for the three months ended March 31, 2006. Other (income) expense for both the 2007 and 2006 periods consisted primarily of foreign currency gains and losses and miscellaneous financing income and expense.

  Provision (benefit) for income taxes

        The provision for income taxes for the three months ended March 31, 2007 was $3.2 million, or 44.9% of pre-tax income, compared with a provision of $2.0 million, or 70.7% of pre-tax income, for the three months ended March 31, 2006. The decrease in the effective rate during the first quarter of 2007 is primarily due to a substantially higher level of forecasted earnings before taxes and a lower APB 23 provision in 2007 compared to 2006. The APB 23 tax provision is lower due to the use of limited foreign tax credits in 2007 compared to the deduction of foreign taxes in 2006. The effective tax rate for both the first quarter 2007 and 2006 was higher than the U.S. federal tax rate primarily due to the deferred U.S. tax effects on the earnings of non-U.S. subsidiaries which were not considered to be permanently reinvested.

  Net income

        For the foregoing reasons and taking into account the minority interest in earnings of subsidiaries for each period presented, net income was $3.7 million for the three months ended March 31, 2007 compared with net income of $0.7 million for the three months ended March 31, 2006.

Liquidity and Capital Resources

        Cash and cash equivalents at March 31, 2007 were $16.3 million, which was an increase of $0.4 million from December 31, 2006.

        Net cash used for operating activities was $4.6 million for the three months ended March 31, 2007 compared to $18.0 million during the same period in 2006. The primary contributor to the decrease in net cash used for operating activities from the prior year period was decreased investment in working capital compared to the prior year first quarter. The Company continues to build first quarter inventory in anticipation of the North American and European highway striping season; however, a significant amount of the build occurred during the fourth quarter of 2006.

        Net cash used in investing activities was $31.0 million for the three months ended March 31, 2007 compared to $6.2 million during the same period in 2006. The increase in cash used for investing activities compared to the prior year was primarily due to the acquisition of certain assets and liabilities of Flex-O-Lite in January 2007, partially offset by lower capital spending during the first quarter of 2007.

        Net cash provided by financing activities was $35.8 million for the three months ended March 31, 2007 compared to $12.5 million during the same period in 2006. The primary increase in cash provided by financing activities was higher drawings on the revolving credit facility during the first quarter of 2007. Both the current and prior year net cash provided by financing activities primarily consist of drawings on the revolving credit facility, as well as outflows for quarterly debt payments and dividend distributions. In addition, during the first quarter of 2007, the Company received an equity contribution from Holdings of $0.8 million.

        As of March 31, 2007 our total debt was $673.4 million. In February 2005, we issued $275.0 million of senior subordinated notes and entered into a senior secured credit facility consisting of a term loan in the original principal amount of $365.0 million, as amended, and a revolving credit facility in an aggregate amount of up to $100.0 million. We will borrow under the revolving credit facility, as needed, for working capital requirements, capital expenditures and for other general corporate purposes. Borrowings under the term loan are due and payable in quarterly installments of $0.9 million. The remaining balance of the term loan is due and payable in full in 2012. The revolving credit facility is available until 2011. In addition to paying interest on outstanding principal amounts under our credit facility, we are required to pay a commitment fee to the lenders for the unused portion of our revolving credit facility. We also have letters of credit of $5.9 million outstanding as of March 31, 2007, which reduce available borrowings under the revolving credit facility by such amount.

        The senior secured credit facility contains various restrictive covenants. It prohibits us from prepaying other indebtedness, including the notes, and requires us to maintain a specified minimum interest coverage ratio of 2.25, and a maximum total leverage ratio of 5.50, at March 31, 2007. In addition, our senior secured credit facility restricts our ability to incur indebtedness or liens, make investments or declare or pay dividends and limits our annual capital spending. The indenture governing the subordinated notes among other things: (i) limits our ability and the ability of our subsidiaries to incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates; (ii) places restrictions on the ability of certain of our subsidiaries to pay dividends or make certain payments to us; and (iii) places restrictions on our ability and the ability of our subsidiaries to merge or consolidate with any other person or sell, assign, transfer, convey or otherwise dispose of all or substantially all of our assets. At March 31, 2007, we were in compliance with all of our loan covenants

Recently Issued Accounting Pronouncements

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

Foreign Exchange Risk

        Our financial results are subject to the impact of gains and losses on currency translations, which occur when the financial statements of foreign operations are translated into U.S. dollars. We operate a geographically diverse business with approximately 46% of our sales during the twelve months ended December 31, 2006 coming from our international operations in currencies other than the U.S. dollar. Because consolidated financial results are reported in dollars, sales or earnings generated in currencies other than the U.S. dollar can result in a significant increase or decrease in the amount of those sales and earnings when translated to U.S. dollars. The financial statements of our operations outside the U.S., where the local currency is considered to be the functional currency, are translated into U.S. dollars using the exchange rate in effect at each balance sheet date for assets and liabilities and the average exchange rate for each period for sales, expenses, gains, losses and cash flows. The exchange rates between these currencies and the U.S. dollar in recent years have fluctuated significantly and may continue to do so in the future. The foreign currencies to which we have the most significant exchange rate exposure include the Canadian dollar and the euro. The effect of translating foreign subsidiaries' balance sheets into U.S. dollars is included in other comprehensive income. The impact of gains and losses on transactions denominated in currencies other than the functional currency of the relevant operations are included in other non-operating expense (income) and have historically not been material.

        We hedge our significant net investments denominated in foreign currencies through cross-country interest rate swap agreements. We record these agreements at fair value as assets or liabilities and the related gains or losses are deferred in stockholder's equity as a component of foreign currency translation adjustments, net of tax. Fair value is determined based on estimated amounts that would be received or paid to terminate the contracts at the reporting date based on quoted market prices. There was no hedge ineffectiveness related to our currency swap agreements in 2007 or 2006.

        We have cross-currency interest rate swap agreements denominated in euros that mature in 2009 and in Canadian dollars that mature in 2010. These swap agreements are designated as a hedge of the net investment in our European and Canadian operations. The fair value of the net liability was recorded in other long-term liabilities of $18.0 million and $16.7 million as of March 31, 2007 and December 31, 2006, respectively, with a corresponding amount, net of tax, recorded to foreign currency translation adjustments of $10.9 million and $10.3 million at March 31, 2007 and December 31, 2006, respectively. In the event the euro or Canadian dollar strengthens against the U.S. dollar the fair value of the liability will increase.

Interest Rate Risk

        We are exposed to fluctuations in interest rates on our long-term senior secured term loan and revolving credit facility. Changes in interest rates will not affect the market value of such debt but will affect the amount of our interest payments over the term of the loans. Likewise, an increase in interest rates could have a material impact on our cash flow. As of March 31, 2007, a 100 basis point increase in interest rates on our variable term loan under our senior secured credit facility would have an estimated impact on annual pre-tax earnings of approximately $3.6 million. The interest rate on the notes are fixed at 7.5%.

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

        The futures contracts had a fair value of $4.9 million and $2.2 million at March 31, 2007 and December 31, 2006, respectively. Fair value is determined based on estimated amounts that would be received or paid to terminate the contracts at the reporting date based on quoted market prices of comparable contracts. The respective current and non-current balances are recorded in prepaid and other current assets and other long-term assets. The related gains or losses are recorded in stockholder's equity as a component of other comprehensive income (loss), net of tax. Realized gains and losses on natural gas hedges are included in production cost and subsequently charged to cost of goods sold in the consolidated statements of income in the period in which inventory is sold.

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

ITEM 4.    CONTROLS AND PROCEDURES

(a)    Evaluation of Disclosure Controls and Procedures

        We maintain disclosure controls and procedures (as defined in Rules 13a-15(a) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, or the "Exchange Act") that are designed to ensure that information required to be disclosed in Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were functioning effectively to accomplish their objectives as of March 31, 2007.

(b)    Changes in Internal Control over Financial Reporting

        There have been no other changes in our internal control over financial reporting during the three months ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
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

        As a result of an incident at our Baltimore, Maryland facility on March 17, 1999 involving the unauthorized discharge of process water to a storm sewer, the United States Attorney for the District of Maryland undertook an investigation into environmental compliance at our Baltimore plant. The investigation later expanded to include two of our other plants in Chester, Pennsylvania and St. Louis, Missouri. On March 10, 2004, we resolved the investigation by pleading guilty to three felony violations of the Clean Water Act. In addition to paying $0.6 million in fines, restitution and the funding of a community service project, we are on probation until May 2007. We also agreed to submit documents to the Department of Justice ("DOJ") describing our Environmental Management System ("EMS"). Several additions to the EMS have been made based upon discussions with the DOJ and we are in process of implementing the EMS. Successfully implementing the EMS is required by an action plan that has been incorporated into the plea agreement.

        We triggered the requirement of New Jersey's Industrial Site Recovery Act ("ISRA") statute as part of the due diligence performed in connection with the Transactions in December 2004. As required under ISRA, a General Information Notice with respect to our two New Jersey locations was filed with the New Jersey Department of Environmental Protection ("NJDEP") in December 2004. Based on a preliminary review of the facilities by the NJDEP, we estimated that $0.5 million will be required for contamination assessment and removal work at these facilities, and had recorded a reserve for such amount as of December 31, 2005. During the year ended December 31, 2006, it was determined that additional assessment, removal and remediation work would be required and the reserve was increased by $0.4 million to $0.9 million to cover the estimated cost of such work. There may be additional costs related to the remediation of these two facilities, but until further investigation takes place, we cannot reasonably estimate the amount of additional liability that may exist.

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

ITEM 1A. RISK FACTORS

        There have been no material changes to the disclosure related risk factors made in our annual report on Form 10-K, as filed with the SEC on April 2, 2007.

ITEM 2.    UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5.    OTHER INFORMATION

        Subsequent to the end of the reporting period for this quarterly report on Form 10-Q, on April 23, 2007, we entered into a Letter Agreement with Mr. Erwin J. Goede. Mr. Goede is currently our Vice President and President—Chemicals Europe, Asia and Australia. The Letter Agreement related to a special one time payment for Mr. Goede in the event of our change of control or initial public offering. As a named executive officer as of December 31, 2006, the entrance into the Letter Agreement with Mr. Goede would have been a reportable event under Item 1.01 of Form 8-K.

        A copy of the Letter Agreement is incorporated by reference herein as Exhibit 10.1 to this report.

ITEM 6.    EXHIBITS

10.1	Letter Agreement by and between PQ Corporation and Erwin J. Goede, dated as of April 23, 2007.
31.1	Section 302 of the Sarbanes-Oxley Act of 2002 Certification of James P. Cox, Vice President and Chief Financial Officer.
31.2	Section 302 of the Sarbanes-Oxley Act of 2002 Certification of Michael R. Boyce, Chief Executive Officer.
32.1	Section 906 of the Sarbanes-Oxley Act of 2002 Certification of Michael R. Boyce, Chief Executive Officer, and James P. Cox, Vice President and Chief Financial Officer.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, PQ Corporation has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PQ CORPORATION
By:	/s/ JAMES P. COX James P. Cox Chief Financial Officer, Treasurer and Vice President (principal financial officer and duly authorized officer)

Date: May 14, 2007

QuickLinks

INDEX
PART I FINANCIAL INFORMATION
PQ CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands) (unaudited)
PQ CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands) (unaudited)
PQ CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)
PQ CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands) (unaudited)
PG CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATING BALANCE SHEET March 31, 2007 (in thousands) (unaudited)
PQ CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATING BALANCE SHEET December 31, 2006 (in thousands)
PQ CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS For the three months ended March 31, 2007 (in thousands) (unaudited)
PQ CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS For the three months ended March 31, 2006 (in thousands) (unaudited)
PQ CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS For the three months ended March 31, 2007 (in thousands) (unaudited)
PQ CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS For the three months ended March 31, 2006 (in thousands) (unaudited)
PART II OTHER INFORMATION
SIGNATURES